Form 10-K
period 2005-12-31
CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-12
filed 2006-03-30
CIK 1348925

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-127872-03


        Credit Suisse First Boston Mortgage Securities Corporation Mortgage-Backed P/T Certificates
        Series 2005-12

     (Exact name of registrant as specified in its charter)


  New York                                          54-2191414
  (State or other jurisdiction of                   54-2191415
  incorporation or organization)                    54-2191416
                                                    54-2191417
                                                    54-2191418
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  ___       No  X

  The registrant has not been subject to filing requirements for the past 90 days as the closing date for the transaction was December 29, 2005.


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X



  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.



     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.




                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.



                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 20.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.




                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.




                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Report of Independent Registered Public Accounting Firm concerning servicing activities.


      a) ABN Amro Mortgage Group, as Servicer <F1>
      b) Countrywide Home Loans Inc., as Servicer <F1>
      c) Fifth Third Mortgage Company, as Servicer <F1>
      d) First Horizon Home Loan Corp, as Servicer <F1>
      e) GMAC Mortgage Corp, as Servicer <F1>
      f) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      g) HSBC Bank, USA, as Servicer <F1>
      h) Select Portfolio Servicing, as Servicer <F1>
      i) Wachovia Mortgage Corporation, as Servicer <F1>
      j) Washington Mutual Bank, as Servicer <F1>
      k) Washington Mutual Mtg Sec Corp, as Servicer <F1>
      l) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) ABN Amro Mortgage Group, as Servicer <F1>
      b) Countrywide Home Loans Inc., as Servicer <F1>
      c) Fifth Third Mortgage Company, as Servicer <F1>
      d) First Horizon Home Loan Corp, as Servicer <F1>
      e) GMAC Mortgage Corp, as Servicer <F1>
      f) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      g) HSBC Bank, USA, as Servicer <F1>
      h) Select Portfolio Servicing, as Servicer <F1>
      i) Wachovia Mortgage Corporation, as Servicer <F1>
      j) Washington Mutual Bank, as Servicer <F1>
      k) Washington Mutual Mtg Sec Corp, as Servicer <F1>
      l) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) ABN Amro Mortgage Group, as Servicer <F1>
      b) Countrywide Home Loans Inc., as Servicer <F1>
      c) Fifth Third Mortgage Company, as Servicer <F1>
      d) First Horizon Home Loan Corp, as Servicer <F1>
      e) GMAC Mortgage Corp, as Servicer <F1>
      f) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      g) HSBC Bank, USA, as Servicer <F1>
      h) Select Portfolio Servicing, as Servicer <F1>
      i) Wachovia Mortgage Corporation, as Servicer <F1>
      j) Washington Mutual Bank, as Servicer <F1>
      k) Washington Mutual Mtg Sec Corp, as Servicer <F1>
      l) Wells Fargo Bank, N.A., as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


        Not Applicable.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Credit Suisse First Boston Mortgage Securities Corporation
    Mortgage-Backed P/T Certificates
    Series 2005-12
    (Registrant)


  Signed: Credit Suisse First Boston Mortgage Securities Corp. as Depositor

  By:     Bruce Kaiserman, Vice President

  By: /s/ Bruce Kaiserman, Vice President

  Dated:  March 30, 2006



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Re:  Credit Suisse First Boston Mortgage Securities Corp.,
       CSFB Mortgage-Backed Certificates, Series 2005-12

  I, Bruce Kaiserman, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of CSFB Mortgage-Backed Trust Series 2005-12 (the "Trust");

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution information required to be prepared by the Trust Administrator based upon the servicing information required to be provided by each Servicer and the Master Servicer under the Pooling and Servicing Agreement is included in these reports;

  4. Based on my knowledge and upon the annual compliance statements included in the report and required to be delivered to the Trust Administrator in accordance with the terms of the Pooling and Servicing Agreement and based upon the review required under the Pooling and Servicing Agreement, and except as disclosed in the report, each Servicer and the Master Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

  5. The reports disclose all significant deficiencies relating to each Servicer's and the Master Servicer's compliance with the minimum servicing standards based, in each case, upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on the information provided to me by the following unaffiliated parties:
     ABN Amro Mortgage Group, as Servicer, Countrywide Home Loans Inc., as Servicer, Fifth Third Mortgage Company, as Servicer, First Horizon Home Loan Corp, as Servicer, GMAC Mortgage Corp, as Servicer, Greenpoint Mortgage Funding, Inc., as Servicer, HSBC Bank, USA, as Servicer, Wachovia Mortgage Corporation, as Servicer, Washington Mutual Bank, as Servicer, Washington Mutual
     Mtg Sec Corp, as Servicer, Wells Fargo Bank, N.A., as Servicer, and Wells Fargo Bank, N.A., as Trust Administrator.

     Capitalized terms used but not defined herein have the meanings ascribed to them in the Pooling and Servicing Agreement, dated December 1, 2005 (the "Pooling and Servicing Agreement"), The Trust Fund was created pursuant to a Pooling and Servicing Agreement dated as of the Cut-off Date specified above (the "Agreement") among the Depositor, DLJ Mortgage Capital, Inc., as a seller (in such capacity, a "Seller"), GreenPoint Mortgage Funding, Inc., as a seller (in such capacity, a "Seller"), and as a servicer (in such capacity, a "Servicer"), Wells Fargo Bank, N.A., as a servicer (in such capacity, a "Servicer"), as master servicer (in such capacity, the "Master Servicer") and as trust administrator (in such capacity, the "Trust Administrator"), Washington Mutual Mortgage Securities Corp., as a servicer (in such capacity, a "Servicer"), Select Portfolio Servicing, Inc., as a servicer (in such capacity, a "Servicer") and as special servicer (in such capacity, the "Special Servicer") and U.S. Bank National Association, as trustee (the "Trustee").



     Date:  March 30, 2006

     /s/ Bruce Kaiserman
     Signature

     Vice President
     Title





  EX-99.1 (a)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  Sears Tower
  233 South Wacker Drive
  Chicago, Illinois 60606-6301

* Phone: (312) 879-2000
  www.ey.com


Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
LaSalle Bank Corporation

We have examined management's assertion, included in the accompanying report titled Report of Management, that ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of LaSalle Bank Corporation) complied with the servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2005. Management is responsible for AAMG's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the AAMG's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the AAMG's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AAMG's compliance with the specified minimum servicing standards.

In our opinion, management's assertion that the AAMG complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2005, is fairly stated, in all material respects.


/s/ Ernst & Young LLP

February 28, 2006


A Member Practice of Ernst & Young Global


(page)


Exhibit A

Specified Minimum Servicing Standards

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a.  be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


(page)


Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.


(page)


Exhibit A

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary
   (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (b)
(logo)KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568

Telephone 213 972 4000
Fax       213 622 1217
Internet  www.us.kpmg.com




Independent Accountants' Report


The Board of Directors
Countrywide Financial Corporation:

We have examined management's assertion, included in the accompanying Management Assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP


March 3, 2006





KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (c)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of Fifth Third Mortgage Company:

We have examined management's assertion that Fifth Third Mortgage Company (the "Company") has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards for residential mortgage loans described in the accompanying Management's Assertion dated March 9, 2006. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects based on the criteria set forth in Appendix I.


/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 9, 2006



(page)


(logo) Fifth Third Bank


Management's Assertion

As of and for the year ended December 31, 2005, Fifth Third Mortgage Company (the "Company") has complied in all material respects with the Company's established minimum servicing standards for residential mortgage loans set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond in the amount of $75,000,000 and errors and omissions policy in the amount of $5,000,000.


/s/ Bruce Hrovat
Bruce Hrovat
Senior Vice President

/s/ Charles Maness
Charles Maness
Vice President


March 9, 2006


(page)


APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS
ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
   * be mathematically accurate;
   * be prepared within forty-five (45) calendar days after the cutoff date;
   * be reviewed and approved by someone other than the person who prepared the reconciliation; and
   * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively,


(page)


   provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of the mortgagor with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related contract terms and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent contracts including, for example, phone calls, letters and payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (d)
(logo) KPMG

KPMG LLP
Suite 3100
717 North Harwood Street
Dallas, TX 75201-6585


Independent Accountants' Report


The Board of Directors
First Horizon Home Loan Corporation and Subsidiaries:

We have examined management's assertion, included in the accompanying management assertion letter, that First Horizon Home Loan Corporation and its wholly owned subsidiary, First Tennessee Mortgage Services, Inc., which includes a consolidated investment in FH-FF Mortgage Services, L.P. (the Company), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects.


/s/ KPMG LLP


March 2, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (e)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000



Report of Independent Accountants




To the Board of Directors and Stockholder of GMAC Mortgage Corporation:

We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit
I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was performed in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP


March 21, 2006


(page)


Exhibit 1


(logo)GMAC Mortgage



Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 21, 2006



As of and for the year ended December 31, 2005, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $350,000,000 and $100,000,000 respectively.



/s/ Jim Hillsman
Jim Hillsman
Chief Operating Officer
GMAC Residential Holding Corp

/s/ Dave Bricker
Dave Bricker
Chief Financial Officer
GMAC Residential Holding Corp

/s/ Tony Renzi
Tony Renzi
Executive Vice President,
National Servicing Administration
GMAC Residential Holding Corp





  EX-99.1 (f)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105


Independent Accountants' Report


The Board of Directors
North Fork Bancorporation, Inc.:


We have examined management's assertion, included in the accompanying Management Assertion, that GreenPoint Mortgage Funding, Inc., a wholly owned subsidiary of North Fork Bancorporation, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for GreenPoint Mortgage Funding, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about GreenPoint Mortgage Funding, Inc.'s compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards.


Our examination disclosed the following material noncompliance with minimum servicing standards over custodial bank accounts as of and for the year ended December 31, 2005. Certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved within 90 calendar days of their original identification.


In our opinion, except for the material noncompliance described in the third paragraph, GreenPoint Mortgage Funding, Inc. complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005.


/s/ KPMG LLP

February 21, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (g)
(logo)KPMG


KPMG LLP
Suite 601
12 Fountain Plaza
Buffalo, NY 14202



Independent Accountants' Report


The Board of Directors
HSBC Mortgage Corporation (USA):


We have examined management's assertion, included in the accompanying Management Assertion, that HSBC Mortgage Corporation (USA) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for HSBC Mortgage Corporation (USA)'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards.

In our opinion, management's assertion that HSBC Mortgage Corporation (USA) complied with the aforementioned minimum servicing standards during the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP

February 27, 2006



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (h)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601

Telephone 312 665 1000
Fax       312 665 6038
Internet  www.us.kpmg.com



Independent Accountants' Report



To the Advisory Committee of Select Portfolio Servicing, Inc. and Subsidiaries, an indirect subsidiary of Credit Suisse (USA), Inc.:

We have examined management's assertion, included in the accompanying Appendix I, that Select Portfolio Servicing, Inc. and Subsidiaries ("the Company"), an indirect subsidiary of Credit Suisse (USA), Inc., complied with the applicable minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects.


/s/ KPMG LLC

February 28, 2006









KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (i)
(logo) KPMG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911


Independent Accountants' Report


The Board of Directors
Wachovia Mortgage Corporation


We have examined management's assertion, included in the accompanying Management Assertion, that Wachovia Mortgage Corporation (a wholly-owned subsidiary of Wachovia Bank, National Association) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2005. Management is responsible for Wachovia Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Wachovia Mortgage Corporation's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wachovia Mortgage Corporation's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary , in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wachovia Mortgage Corporation's compliance with the minimum servicing standards.


In our opinion, management's assertion that Wachovia Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP

March 15, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (j)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Washington Mutual Bank and Subsidiaries

We have examined management's assertion that Washington Mutual Bank and Subsidiaries (the "Company") has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards described in the accompanying Management's Assertion, dated March 10, 2006. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board, and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects based on the criteria set forth in Appendix I.

/s/ Deloitte & Touche LLP
March 10, 2006


(page)

Washington Mutual

MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2005, Washington Mutual Bank and Subsidiaries (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for single family residential mortgages as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond in the amount of $110 million, and errors and omissions policy in the amount of $20 million.


By: /s/ Steve Rotella
Steve Rotella
President and Chief Operating Officer

By: /s/ David Schneider
David Schneider
Executive Vice President
Home Loans

By: /s/ John Berens
John Berens
Senior Vice President
Home Loans - Loan Servicing

March 10, 2006


1201 3rd Avenue
Seattle, WA 98101



(page)


WASHINGTON MUTUAL BANK AND SUBSIDIARIES

APPENDIX I: MINIMUM SERVICING STANDARDS FOR SINGLE FAMILY RESIDENTIAL MORTGAGES AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF
AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS


I. CUSTODIAL BANK ACCOUNTS

 1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

    * be mathematically accurate

    * be prepared within forty-five (45) calendar days after the cutoff date

    * be reviewed and approved by someone other than the person who prepared the reconciliation

    * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

 2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

 3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

 4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

 1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

 2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

 3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

 4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

 1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.


-3-


(page)


 2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

 3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

 4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

 5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

 6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

 1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

 1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

 2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

 3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

 4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

 1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans, including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

 1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


-4-





  EX-99.1 (k)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Washington Mutual Mortgage Securities Corp.

We have examined management's assertion that Washington Mutual Mortgage Securities Corp. (the "Company") has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards in its role as master servicer described in the accompanying Management's Assertion dated March 13, 2006, for the series of certificates included in the accompanying Appendix I. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards for the series of certificates included in the accompanying Appendix I as of and for the year ended December 31, 2005, is fairly stated, in all material respects based on the criteria set forth in Appendix II.


/s/ Deloitte & Touche LLP
March 13, 2006



(page)


(logo) Washington Mutual


MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2005, Washington Mutual Mortgage Securities Corp. (the "Company") has complied, in all material respects in its role as master servicer, with the Company's established minimum servicing standards as set forth in Appendix II for the series of certificates included in the accompanying Appendix I.

As of and for this same period, the Company (as subsidiary of Washington Mutual, Inc.) was covered by a fidelity bond in the amount of $110 million and errors and omissions policy in the amount of $20 million.


/s/ Thomas G. Lehmann
Thomas Lehmann
President
Washington Mutual Mortgage Securities Corp.


/s/ David Schneider
David Schneider
Executive Vice President
Home Loans

March 13, 2006


1201 3rd Avenue
Seattle, WA 98101

(page)


WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

APPENDIX I: SERIES OF CERTIFICATES


POOLING AND SERVICING AGREEMENT, dated 07/01/82, Mortgage Pass-Through Certificate, Series SMSC 1982-4, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984-1, between WMMSC Vida PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984-3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM P-1-1-4, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/85, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-1-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 03/01/85, Mortgage Pass-Through Certificate, Series SMSC 1985-7 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 04/01/85, Residential Mortgage Loans, Series SMSC 1985-PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/85, Mortgage Pass-Through Certificate, Series SMSC 1985-11 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 12/01/85, Mortgage Pass-Through Certificate, Series SMSC1985-PR3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated 01/01/86, Mortgage Pass-Through Certificate, Series SMSC 1986-1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

(page)


POOLING AND SERVICING AGREEMENT, dated 02/01/86, Mortgage Pass-Through Certificate, Series SMSC 1986-PR1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Bankers Trust Company of California.

PARTICIPATION AGREEMENT, dated 02/01/86, Residential Mortgage Loans, Series SMSC 1986-PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/86, Residential Mortgage Loans, Series SMSC 1986- PA3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/86, Residential Mortgage Loans, Series SMSC 1986-PA4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 06/01/86, Residential Mortgage Loans, Series SMSC 1986- PA6, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 01/01/87, Residential Mortgage Loans, Series SMSC 1987- PA1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 02/01/87, Residential Mortgage Loans, Series SMSC 1987-PA2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-B, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 07/01/87, Residential Mortgage Loans, Series SMSC 1987- PA7, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-PR10, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-PR11, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-PR13, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-C, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

(page)


PARTICIPATION AGREEMENT, dated 01/01/88, Residential Mortgage Loans, Series SMSC 1988-PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 10/01/87, Residential Mortgage Loans, Series SMSC 1987-PA9 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 11/01/87, Residential Mortgage Loans, Series SMSC 1987- PAl2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/89, Residential Mortgage Loans, Series SMSC 1989-PAl ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 11/01/87, Residential Mortgage Loans, Series SMSC 1987- PA13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 02/01/88, Residential Mortgage Loans, Series SMSC 1988-PA2 B ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 12/01/87, Residential Mortgage Loans, Series SMSC 1987- PA14 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/88, Residential Mortgage Loans, Series SMSC 1988-PA4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/88, Residential Mortgage Loans, Series SMSC 1988-PA6 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and JP Morgan Chase.

PARTICIPATION AGREEMENT, dated 03/01/88, Residential Mortgage Loans, Series SMSC 1988-PA7 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 06/01/88, Residential Mortgage Loans, Series SMSC 1988- PA10 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 07/01/88, Residential Mortgage Loans, Series SMSC 1988- PAl2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 07/01/88, Residential Mortgage Loans, Series SMSC 1988- PA13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

(page)


PARTICIPATION AGREEMENT, dated 06/01/88, Residential Mortgage Loans, Series SMSC 1988- PA14 ARM, between WMMSC f/lc/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/88, Mortgage Pass-Through Certificate, Series SMSC 1988-A, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 08/01/88, Residential Mortgage Loans, Series SMSC 1988- PA16 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 09/01/88, Residential Mortgage Loans, Series SMSC 1988- PA17 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 10/01/89, Residential Mortgage Loans, Series SMSC 1989- PA2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/92, Mortgage Pass-Through Certificate, Series SMSC 1992-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 09/01/93, Residential Mortgage Loans, Series SMSC 1993- PA1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 06/01/97, Residential Mortgage Loans, Series 1997-WH2, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 07/01/97, Residential Mortgage Loans, Series 1997-WH3, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 12/01/97, Residential Mortgage Loans, Series 1997-BWH2, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 02/01/98, Mortgage Pass-Through Certificate, Series 1998-BWH1, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/97, Mortgage Pass-Through Certificate, Series CMC 1997-2, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 08/01/98, Residential Mortgage Loans, Series 1998-WH8, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated 07/01/98, Residential Mortgage Loans, Series DLJ 1998-WH7, between WMMSC f/k/a PNCMSC and Soverign Bank.

(page)


SERVICING AGREEMENT, dated 09/01/98, Residential Mortgage Loans, Series 1998-WH12, between WMMSC f/k/a PNCMSC and Soverign Bank.

POOLING AND SERVICING AGREEMENT, dated 09/01/98, Mortgage Pass-Through Certificate, Series 1998-3 Impac, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 11/01/98, Residential Mortgage Loans, Series Telebanc 1998-WH14, between WMMSC f/k/a PNCMSC and E Trade Bank.

POOLING AND SERVICING AGREEMENT, dated 11/01/98, Mortgage Pass-Through Certificate, Series Chase 1998-S7, between WMMSC f/k/a PNCMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 12/01/98, Residential Mortgage Loans, Series Telebanc 1998-WH16, between WMMSC f/k/a PNCMSC and E Trade Bank.

POOLING AND SERVICING AGREEMENT, dated 03/01/99, Mortgage Pass-Through Certificate, Series FNT 1999-2, between WMMSC f/k/a PNCMSC and Bank One National Association.

SERVICING AGREEMENT, dated 03/01/99, Residential Mortgage Loans, Series Telebanc 1999-WH3, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated 03/01/99, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC and Net Bank.

SERVICING AGREEMENT, dated 07/01/97, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/99, Mortgage Pass-Through Certificate, Series Telebanc III, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/99, Mortgage Pass-Through Certificate, Series FNT 1999-3, between WMMSC f/k/a PNCMSC and Bank One National Association.

SERVICING AGREEMENT, dated 06/01/99, Residential Mortgage Loans, Series 1999-WH9, between WMMSC f/k/a PNCMSC and Matrix Capital Bank.

SERVICING AGREEMENT, dated 05/01/99, Residential Mortgage Loans, Series Telebanc 1999- WH3B, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH10, between WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated 09/01/99, Residential Mortgage Loans, Series 1999-WH12, between WMMSC and First Union National Bank.

SERVICING AGREEMENT, dated 10/01/99, Residential Mortgage Loans, Series 1999-WH14, between WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated 12/01/99, Residential Mortgage Loans, Series 1999-WH15, between WMMSC f/k/a PNCMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 02/01/00, Mortgage Pass-Through Certificate, Series PNCMT 2000-1, between WMMSC and JP Morgan Chase.

FLOW SERVICING AGREEMENT, dated 05/01/00, Residential Mortgage Loans, Series DLJ Flow Pool, between WMMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated 07/01/00, Residential Mortgage Loans, Series 2000-WH7, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 08/01/00, Mortgage Pass-Through Certificate, Series FNT 2000-1, between WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/00, Mortgage Pass-Through Certificate, Series DLJ ABS 2000-3, between WMMSC and The Chase Manhattan Bank.

SERVICING AGREEMENT, dated 10/01/00, Residential Mortgage Loans, Series 2000-WH12, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 11/01/00, Residential Mortgage Loans, Series 2000-WH14, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 10/01/00, Residential Mortgage Loans, Series 2000-WH13, between WMMSC f/k/a PNCMSC and Virtual Bank.

SERVICING AGREEMENT, dated 12/01/00, Residential Mortgage Loans, Series 2000-WH15, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 01/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-1, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 02/01/01, Residential Mortgage Loans, Series 2001-RP1, between WMMSC and State Street Bank.

FLOW SERVICING AGREEMENT, dated 04/01/01, Residential Mortgage Loans, Series 2001-FL1, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 05/01/01, Mortgage Pass-Through Certificate, Series SASCO 2001-8A, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 01/01/01, Residential Mortgage Loans, Series 2001-WH3, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 02/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-AR7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-9, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 05/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-11, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-AR14, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/01, Mortgage Pass-Through Certificate, Series FNT 2001-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/01, Mortgage Pass-Through Certificate, Series WAMU 2001-9, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 08/01/01, Mortgage Pass-Through Certificate, Series FNT 2001-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-AR19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/01, Mortgage Pass-Through Certificate, Series Chase 2001-S5, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 10/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-26, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series WAMU 2001-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS14, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-28, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series Chase 2001-S7, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 12/01/01, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS15, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-33, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/01, Mortgage Pass-Through Certificate, Series Thornburg 2001-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 01/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS1, between WMMSC and State Street Bank & Trust.

(page)


POOLING AND SERVICING AGREEMENT, dated 01/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR2, between WMMSC and Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-7, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 03/01/02, Residential Mortgage Loans, Series 2002-WH3, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-9, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR1, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 03/01/02, Residential Mortgage Loans, Series 2002-WH4, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 04/01/02, Residential Mortgage Loans, Series 2002-WH5, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 06/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR7, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/02, Residential Mortgage Loans, Series 2002-WH6, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 04/01/02, Residential Mortgage Loans, Series 2002-WH7, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-10, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 04/01/02, Mortgage Pass-Through Certificate, Series Chase 2002-S6, between WMMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 05/01/02, Residential Mortgage Loans, Series 2002-WH8, between WMMSC and State Street Bank.

(page)


POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR13, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-18, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S3, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 06/01/02, Residential Mortgage Loans, Series CSFB 2002-WH9, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 06/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR21, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-22, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR9, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 08/01/02, Residential Mortgage Loans, Series 2002-WH11, between WMMSC and Raymond James Bank.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR25, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-24, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR11, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 10/01/02, Residential Mortgage Loans, Series WMMSC 2002- WH13, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-26, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR27, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR13, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR14, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS7, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-29, between WMMSC and Chase Home Mortgage.

SERVICING AGREEMENT, dated 11/01/02, Residential Mortgage Loans, Series 2002-WH15, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR17, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR15, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR16, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS9, between WMMSC and State Street Bank & Trust.

(page)


POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR31, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-30, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR18, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series UBS MALT 2002-3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series AMAC 2002-9, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 12/01/02, Residential Mortgage Loans, Series 2002-WH19, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS11, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series SASCO 2002-26, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS12, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-34, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR33, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS10, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S8, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 12/01/02, Residential Mortgage Loans, Series 2002-WH17, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR19, between WMMSC and Deutsche Bank National Trust Co.

(page)


SERVICING AGREEMENT, dated 01/01/03, Residential Mortgage Loans, Series 2003-WH2, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR2, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS5, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR9, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-8, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series Thornburg 2003-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR12, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-10, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-3, between WMMSC and Bank One, National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S5, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-11, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR15, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR28, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-17, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR18, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S7, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series UBS MARM 2003-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR20, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR9, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR4, between WMMSC and US Bank National Association.

SERVICING AGREEMENT, dated 08/01/03, Residential Mortgage Loans, Series CSFB 2003-WH16, between WMMSC and CSFB.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR22, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-21, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-6, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series UBS MARM 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-23, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR24, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S9, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S10, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series BAFC 2003-3, between WMMSC and Wells Fargo Bank, NA.

SERVICING AGREEMENT, dated 09/01/03, Residential Mortgage Loans, Series 2003-WH18, between WMMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR11, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S11, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S12, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR26, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-25, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series UBS MARM 2003-5, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 12/01/03, Residential Mortgage Loans, Series 2003-WH20, between WMMSC and Raymond James Bank.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS9, between WMMSC and US Bank National Association.

(page)


POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S13, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR28, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-27, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-29, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR30, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 01/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 01/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-1, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 01/01/04, Residential Mortgage Loans, Series 2004-WH2, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 01/01/04, Residential Mortgage Loans, Series 2004-WHl, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-2, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series 2004-WH5, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series 2004-WH6, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-S1, between WMMSC and Citibank, N.A.

(page)


SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series 2004-WH4, between WMMSC and Merrill Lynch.

SERVICING AGREEMENT, dated 03/01/04, Residential Mortgage Loans, Series 2004-WH7, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 03/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-3, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH9, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-4, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH10, between WMMSC and Raymond James Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR3, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH13, between WMMSC and EMC Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB1, between WMMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH16, between WMMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR5, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-5, between WMMSC and Wachovia Bank, NA.

(page)


POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series GSR 2004-6F, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-S2, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR6, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series 2004-WH17, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series 2004-WH18, between WMMSC and Bay View Financial Training Group.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB2, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series CBASS 2004-RP1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-6, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR8, between WMMSC and Deutsche Bank National Trust Co.

(page)


POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-S3, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR7, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH26, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-6AR, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-4, between WMMSC and US Bank National Association.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH29, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR9, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR10, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH23, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 08/01/04, Residential Mortgage Loans, Series 2004-WH21, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB3, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-5, between WMMSC and US Bank National Association.

(page)


POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-7AR, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-8, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 08/01/04, Residential Mortgage Loans, Series 2004-WH28, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-9, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR11, between WMMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH30, between WMMSC and CSFB f/k/a DLJMC.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH31, between WMMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series BAFC 2004-3, between WMMSC and Wells Fargo Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-10, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH34, between WMMSC and Washington Mutual Bank, NA.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH35, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH27, between WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH33, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH36, between WMMSC and Washington Mutual Bank, NA.

(page)


POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB4, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-11, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-12, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR12, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH32, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH37, between WMMSC and Hudson City Savings Bank.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series BAFC 2004-4, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH39, between WMMSC and Greenpoint Bank.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH38, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-8, between WMMSC and US Bank National Association.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH41, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-12, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR13, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH42, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series CSFB ARMT 2004-5, between WMMSC and HSBC Bank-USA, National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series BAFC 2004-D, between WMMSC and Wachovia Bank, NA.

(page)


SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH44, between WMMSC and Washington Mutual Bank, NA.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH45, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-13, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR14, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 02/01/98, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 10/01/97, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 02/01/96, Residential Mortgage Loans, Series MLCC/1996-PA4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/01, Mortgage Pass-Through Certificate, Series PNCBK 2001-MS1, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 12/01/02, Residential Mortgage Loans, Series 2002-WH20, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 01/01/03, Residential Mortgage Loans, Series PNC/ABN AMRO, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH8, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 02/01/99, Residential Mortgage Loans, Series 1999-WH1, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 04/01/99, Residential Mortgage Loans, Series 1999-WH4A, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 04/01/99, Residential Mortgage Loans, Series 1999-WH4, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 05/01/99, Residential Mortgage Loans, Series 1999-WH4B, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4F, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4E, between WMMSC f/k/a PNCMSC and Soverign Bank.

(page)


SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4D, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 06/01/99, Residential Mortgage Loans, Series 1999-WH4C, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4H, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 09/01/99, Residential Mortgage Loans, Series 1999-WH4L, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 08/01/99, Residential Mortgage Loans, Series 1999-WH4K, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 08/01/99, Residential Mortgage Loans, Series 1999-WH4J, between WMMSC f/k/a PNCMSC and Soverign Bank.

POOLING AND SERVICING AGREEMENT, dated 12/01/97, Mortgage Pass-Through Certificate, Series 1997 BWH-2, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.

SERVICING AGREEMENT, dated 09/01/97, Residential Mortgage Loans, Series 1997-WH4, between WMMSC f/k/a PNCMSC and New York Life.

POOLING AND SERVICING AGREEMENT, dated 02/01/98, Mortgage Pass-Through Certificate, Series 1998 BWH-1, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.

SERVICING AGREEMENT, dated 09/01/98, Residential Mortgage Loans, Series 1998-WH11, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/98, Residential Mortgage Loans, Series 1998-WH4, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated 05/01/98, Residential Mortgage Loans, Series 1998-WH6, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 08/01/98, Residential Mortgage Loans, Series 1998-WH9, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 01/01/99, Mortgage Pass-Through Certificate, Series 1999-A2 Indy Mac, between WMMSC f/k/a PNCMSC and Bank of New York.

SERVICING AGREEMENT, dated 01/01/00, Residential Mortgage Loans, Series 2000-WH1, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 01/01/00, Residential Mortgage Loans, Series 2000-WH2, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 01/01/03, Residential Mortgage Loans, Series 2003-WH1, between WMMSC and Treasury Bank.

(page)


SERVICING AGREEMENT, dated 05/01/03, Residential Mortgage Loans, Series 2003-WH12, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 05/01/03, Residential Mortgage Loans, Series 2003-WH14, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 12/01/03, Residential Mortgage Loans, Series 2003-WH19, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH11, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series 2004-WH14, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 06/01/04, Residential Mortgage Loans, Series 2004-WH19, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH20, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH24, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH40, between WMMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH43, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-11, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-12, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-13, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-3, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-4, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series AMAC 2003-6, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 02/01/97, Residential Mortgage Loans, Series Bank Atlantic 1998-WH1, between WMMSC f/k/a PNCMSC and Bank Atlantic.

(page)


SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series Bank Atlantic 2004-WH25, between WMMSC and Bank Atlantic.

FLOW SERVICING AGREEMENT, dated 04/01/03, Residential Mortgage Loans, Series Bank of America Flow Agreement, between WMMSC and Bank of America, NA.

FLOW SERVICING AGREEMENT, dated 03/01/03, Residential Mortgage Loans, Series Bank of America Flow Agreement, between WMMSC and Bank of America.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series Bank of New York 2004-WH12, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series Bank of New York 2004-WH3, between WMMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series Bay View 2003-C, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series Bay View 2003-D, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series Bay View 2003-WH5, between WMMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series Bay View 2004-C, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series Bay View 2004-D, between WMMSC and Wachovia Bank, NA.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 11/01/02, Residential Mortgage Loans, Series Bay view Call Pool, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 03/01/00, Mortgage Pass-Through Certificate, Series Capstead I, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/00, Mortgage Pass-Through Certificate, Series Capstead II, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/00, Mortgage Pass-Through Certificate, Series Capstead III, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/97, Mortgage Pass-Through Certificate, Series CMC 1997-H, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 01/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-2, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 04/01/03, Residential Mortgage Loans, Series CSFB 2003-WH11, between WMMSC and CSFB.

(page)


SERVICING AGREEMENT, dated 05/01/03, Residential Mortgage Loans, Series CSFB 2003-WH13, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 07/01/03, Residential Mortgage Loans, Series CSFB 2003-WH15, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 09/01/03, Residential Mortgage Loans, Series CSFB 2003-WH17, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 02/01/03, Residential Mortgage Loans, Series CSFB 2003-WH7, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 03/01/03, Residential Mortgage Loans, Series CSFB 2003-WH8, between WMMSC and CSFB.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/00, Mortgage Pass-Through Certificate, Series DLJABS 2000-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/99, Mortgage Pass-Through Certificate, Series Indy Mac Rast A3, between WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated 07/01/01, Mortgage Pass-Through Certificate, Series MLMI 2001-1 WM1, between WMMSC and Wells Fargo Bank Minnesota, NA.

SERVICING AGREEMENT, dated 09/01/00, Residential Mortgage Loans, Series New York Life 2000-WH9, between WMMSC f/k/a PNCMSC and First Union National Bank.

SERVICING AGREEMENT, dated 01/01/02, Residential Mortgage Loans, Series New York Life 2002-WH1, between WMMSC f/k/a PNCMSC and First Union National Bank.

PARTICIPATION AGREEMENT, dated 11/01/93, Residential Mortgage Loans, Series PNCMSC 1993-PA2A, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 11/01/93, Residential Mortgage Loans, Series PNCMSC 1993-PA2B, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 07/01/95, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and Chase Bank of Texas, NA.

PARTICIPATION AGREEMENT, dated 11/01/94, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

(page)


PARTICIPATION AGREEMENT, dated 06/01/98, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/95, Mortgage Pass-Through Certificate, Series PNCMSC 1995-PRI, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/96, Mortgage Pass-Through Certificate, Series PNCMSC 1996-1, between WMMSC f/k/a PNCMSC and Bank United Financial Corp.

PARTICIPATION AGREEMENT, dated 01/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA1, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 10/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA10, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 02/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated 03/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA6, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 06/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated 10/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA9, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 02/01/99, Residential Mortgage Loans, Series PNCMSC 1996-PAA, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/97, Mortgage Pass-Through Certificate, Series PNCMSC 1997-MS1, between WMMSC f/k/a PNCMSC and Crestar Mortgage Corp.

PARTICIPATION AGREEMENT, dated 07/01/97, Residential Mortgage Loans, Series PNCMSC 1997-PA2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 06/01/97, Mortgage Pass-Through Certificate, Series PNCMSC 1997-PR1, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/98, Mortgage Pass-Through Certificate, Series PNCMSC 1998-10, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/98, Mortgage Pass-Through Certificate, Series PNCMSC 1998-12, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/98, Mortgage Pass-Through Certificate, Series PNCMSC 1998-8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-10, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

(page)


POOLING AND SERVICING AGREEMENT, dated 10/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-11, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-12, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 02/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 03/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-3, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 04/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 05/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-5, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 08/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-9, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-A, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-FSB-1, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series SBMSI 2002-HYB1, between WMMSC and US Bank National Association as Trustee and Citibank, N.A. as Trust Administrator.

SERVICING AGREEMENT, dated 11/01/98, Residential Mortgage Loans, Series Sovereign 1998-WH13, between WMMSC f/k/a PNCMSC and Soverign Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/98, Mortgage Pass-Through Certificate, Series Telebanc I, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/98, Mortgage Pass-Through Certificate, Series Telebanc II, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/01, Mortgage Pass-Through Certificate, Series Thornburg 2001-1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 11/01/98, Mortgage Pass-Through Certificate, Series TMA 1998-1, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

(page)


FLOW SERVICING AGREEMENT, dated 10/01/02, Residential Mortgage Loans, UBS Flow Agreement, between WMMSC and UBS Real Estate Securities, Inc.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-10, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-11, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-12, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-3, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-7, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-8, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-9, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 01/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-1, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-10, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-11, between WMMSC and US Bank National Association.

(page)


POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-3, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 03/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-4, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-5, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-6, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-8, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-9, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-R4, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR6, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/03, Residential Mortgage Loans, WAMU 2003-WH10, between WMMSC and Washington Mutual Bank, FA.

MASTER SERVICING AGREEMENT, dated 07/23/03, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Atlanta (FHLB).

SERVICING AGREEMENT, dated 02/01/01, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Seattle (FHLB).

SERVICING AGREEMENT, dated 04/01/01, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Washington Mutual Bank, FA.

SERVICING AGREEMENT, dated 12/01/00, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Cincinnati (FHLB).

(page)


SERVICING AGREEMENT, dated 12/01/00, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Indianapolis (FHLB).

POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR1, among WMMSC, Deutsche Bank National Trust Co., et al.

POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR2, among WMMSC, Deutsche Bank National Trust Co., et al.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 01/01/05, Residential Mortgage Loans, Series 2005-WH1, between WMMSC and DB Structured Products, Inc.

POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-1, among Credit Suisse First Boston Mortgage Securities Corp.("CSFBMSC"), WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS WARBURG REAL ESTATE SECURITIES INC ("UBS") AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 1/28/2005 AMONG UBS, WMMSC AND MORTGAGE ASSET SECURITZATION TRANSACTIONS, INC. ("MAST") WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series UBS MALT 2005-1, among MAST, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 1/28/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series UBS MARM 2005-1, among MAST, US Bank National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 01/28/05, Mortgage Pass-Through Certificate, Series BAFC 2005-1, among Bank of America Funding Corporation, WMMSC, Wachovia Bank, NA, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 01/31/05, Residential Mortgage Loans, Series 2005-WH2, between UBS Real Estate Securities, Inc., WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 02/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR3, among WMMSC, LaSalle Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 02/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-2, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 2/25/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 02/01/05, Mortgage Pass- Through Certificate, Series UBS MALT 2005-2, among MAST, JP Morgan Chase, et al.

(page)


SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 02/01/05, Residential Mortgage Loans, Series CSFB FLOW, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 9/1/2004, WITH RESPECT TO THE MEMORANDUM OF SALE, dated 02/01/05, Residential Mortgage Loans, Series CSFB FLOW-20, between WMMSC and DLJ Mortgage Capital, Inc.

POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR4, among WMMSC, Deutsche Bank National Trust Co., et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 3/30/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series UBS MALT 2005-3, among MAST, US Bank National Association, et al.

SERVICING AGREEMENT DATED 1/01/2005, BETWEEN DB STRUCTURED PRODUCTS, INC
("DB") AND WMMSC AS ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED 3/30/2005 AMONG DB, WMMSC AND ACE SECURITIES
CORP., WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Asset Backed Pass-Through Certificate, Series ACE 2005-SN1, among Ace Securities Corp, HSBC Bank-USA, National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-3, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 3/30/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series UBS MSSTR 2005-1, among MAST, US Bank National Association, et al.

SERVICING AGREEMENT DATED 4/1/2004, BETWEEN WMMSC AND BAYVIEW FINANCIAL, L.P. ("BAYVIEW") SUCCESSOR BY ASSIGNMENT TO EMC MORTGAGE CORPORATION AND MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT DATED 12/1/2004 BETWEEN WMMSC AND BAYVIEW, BOTH ASSIGNED PURSUANT TO A RECONSTITUTED SERVICING AGREEMENT DATED 4/8/2005 AMONG BAYVIEW FINANCIAL, L.P., WMMSC AND WACHOVIA BANK, NATIONAL ASSOCIATION AS TRUSTEE TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series BAYVIEW 2005-B, among Bayview Financial Securities Company, LLC, Wachovia Bank, NA, et al.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 04/19/05, Residential Mortgage Loans, Series 2005-WH6, among Bank of America, National Association, WMMSC and Lehmann Brothers Bank, FSB.

(page)


SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 04/19/05, Residential Mortgage Loans, Series 2005-WH12, among Bank of America, National Association, WMMSC and Lehmann Brothers Bank, FSB.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 04/01/05, Residential Mortgage Loans, Series 2005-WH8, between WMMSC and Bayview Financial, LP.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR5, among WMMSC, LaSalle Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR6, among WMMSC, Deutsche Bank National Trust Co., et al.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series WAMMS 2005-RA1, among WMMSC, LaSalle Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-4, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/02/05, Residential Mortgage Loans, Series 2005-WH7, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and E*Trade Bank.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/02/05, Residential Mortgage Loans, Series 2005-WH13, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and E*Trade Bank.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/18/05, Residential Mortgage Loans, Series 2005-WH16, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and E*Trade Bank.

SERVICING AGREEEMENT DATED 4/1/2004 WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 05/25/05, Residential Mortgage Loans, Series 2005-WH5, between WMMSC and PNC Bank, NA.

(page)


SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 05/25/05, Residential Mortgage Loans, Series CSFB CALLED FLOW, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/27/05, Residential Mortgage Loans, Series 2005-WH9, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/27/05, Residential Mortgage Loans, Series 2005-WH14, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENT, dated 05/01/05, Residential Mortgage Loans, Series 2005-WH15, between WMMSC and JP Morgan Mortgage Acquisition Corp.

POOLING AND SERVICING AGREEMENT, dated 05/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-5, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 06/28/05, Residential Mortgage Loans, Series 2005-WH18, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 1/01/2005, BETWEEN DB STRUCTURED PRODUCTS, INC
("DB") AND WMMSC AS ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED 6/29/2005 AMONG DB, WMMSC AND ACE SECURITIES
CORP., WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 06/01/05, Asset Backed Pass-Through Certificate, Series ACE 2005-SD2, among Ace Securities Corp, HSBC Bank-USA, National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 06/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-6, among CSFBMSC, WMMSC, US Bank National Association, et al.

MORTGAGE LOAN PURCHASE AND INTERIM SERVICING AGREEMENT DATED 11/1/2004, WITH RESPECT TO THAT CERTAIN ASSIGNMENT AND CONVEYANCE AGREEMENT, dated 07/28/05, Residential Mortgage Loans, Series 2005-WH19, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 07/28/05, Residential Mortgage Loans, Series 2005-WH2O, between WMMSC and DLJ Mortgage Capital, Inc.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 08/01/05, Residential Mortgage Loans, Series 2005-WH25, between WMMSC and Bayview Financial, LP.

(page)


SERVICING AGREEMENT, dated 08/01/05, Residential Mortgage Loans, Series 2005-WH24, between WMMSC and Merrill Lynch Bank & Trust.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT DATED 4/1/2005, BETWEEN WMMSC AND BAYVIEW FINANCIAL, L.P., AND ASSIGNED PURSUANT TO A RECONSTITUTED SERVICING AGREEEMENT DATED 8/31/2005 AMONG BAYVIEW FINANCIAL, L.P., WMMSC AND WACHOVIA BANK, NATIONAL ASSOCIATION AS TRUSTEE WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 08/01/05, Mortgage Pass-Through Certificate, Series BAYVIEW 2005-C, among Bayview Financial Securities Company, LLC, Wachovia Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 08/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-8, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEEMENT DATED 4/1/2004 WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 09/23/05, Residential Mortgage Loans, Series 2005-WH26, between WMMSC and PNC Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-9, among CSFBMSC, WMMSC, US Bank National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 10/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-10, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 11/28/05, Residential Mortgage Loans, Series 2005-WH32, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 11/28/05, Residential Mortgage Loans, Series 2005-WH33, between WMMSC and DLJ Mortgage Capital, Inc.

POOLING AND SERVICING AGREEMENT, dated 11/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-11, among CSFBMSC, WMMSC, US Bank National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 12/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-12, among CSFBMSC, WMMSC, US Bank National Association, et al.

ADMINISTRATIVE AGENT AGREEMENT, dated 02/01/05, between WMMSC and Washington Mutual Bank with respect to WMALT 2005-1, WMALT 2005-2, WMALT 2005-3, WMALT 2005-4, WMALT 2005-5, WMALT 2005-6, WMALT 2005-7, WMALT 2005-8, WMALT 2005-9,
WMALT 2005-10, WMALT 2005-ARI, WMALT 2005-11, WAMU 2005-AR7, WAMU 2005-AR8, WAMU
2005-AR9, WAMU 2005-AR10, WAMU 2005-AR11, WAMU 2005-AR12, WAMU 2005-AR13, WAMU
2005-AR14, WAMU 2005-AR15, WAMU 2005-AR16, WAMU 2005-AR17, WAMU 2005- AR18, and
WAMU 2005-AR19.

ADMINISTRATIVE AGENT AGREEMENT, dated 01/01/05, between WMMSC and Long Beach Mortgage Company with respect to LBMLT 2005-2, LBMLT 2005-3, LBMLT 2005-WL1, LBMLT 2005-WL2, LBMLT 2005-WL3 and WLS LB_0515.

(page)


WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

APPENDIX II: MINIMUM SERVICING STANDARDS

I. RECONCILIATIONS

 A. Reconciliations shall be prepared on a monthly basis for all clearing accounts. These reconciliations shall:

    1) Be mathematically accurate

    2) Be prepared within forty-five (45) calendar days after each clearing account's statement cutoff date

    3) Be reviewed and approved by someone other than the person who prepared the reconciliation, and document explanations for reconciling items

 B. Reconciling items shall be resolved within ninety (90) calendar days of their original identification.

II. SUBSERVICER REMITTANCES

 A. Remittances for mortgage payments and payoffs received from subservicers shall be deposited into the applicable clearing account within one business day of receipt.

 B. Remittances from subservicers shall be reconciled to applicable loan records maintained by Washington Mutual Mortgage Securities Corp. ("WMMSC") during the appropriate accounting cycle.

 C. Reconciliations shall be performed monthly for each subservicer remittance. These reconciliations shall:

    1) Be mathematically accurate.

    2) Be prepared within thirty (30) calendar days after the cutoff date.

III. DISBURSEMENTS

 A. Disbursements to trustees, paying agents, and investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

 B. Disbursements from the clearing accounts for amounts remitted to trustees, paying agents, and investors, per our monthly reports to those entities, shall agree with the bank statements for the clearing accounts.

 C. Only permitted withdrawals shall be made from the clearing accounts.

 D. Disbursements to trustees, paying agents, and investors from clearing accounts, made via wire transfer, shall be made only by authorized personnel.

(page)


IV. INVESTOR ACCOUNTING AND REPORTING

Statements to the trustees, paying agents, and investors shall be provided with each monthly distribution, in accordance with applicable pooling and servicing agreements, detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.

V. MORTGAGOR LOAN ACCOUNTING

Loan records maintained by WMMSC shall agree with, or reconcile within material amounts to, the mortgage loan records maintained by the subservicer with respect to unpaid principal balance on a monthly basis.

VI. DELINQUENCIES

Reports from subservicers identifying delinquent loans shall be received and reviewed monthly. The number and aggregate principal balances of delinquent mortgage loans contained in these reports shall be included in our monthly statements to the trustees, paying agents, and investors.

VII. INSURANCE POLICIES

A fidelity bond and an errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented in management's assertion.

  EX-99.1 (l)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Independent Accountants' Report


The Board of Directors
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.:


We have examined management's assertion, included in the accompanying Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company), that the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures, as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP

February 21, 2006


KPMG LLP a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative





  EX-99.2 (a)
(logo) ABN*AMRO Mortgage

Loan Administration

4242 North Harlem Avenue
Norridge, Illinois 60706-1204


Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of LaSalle Bank Corporation) are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of AAMG's compliance with the specified minimum servicing standards as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended, December 31, 2005 the Bank complied, in all material respects, with the specified minimum servicing standards.

As of and for the same period, LaSalle Bank Corporation had in effect a Fidelity Bond in the amount of $240,000,000 and an Error and Omissions Policy in the amount of $25,000,000.


/s/ Richard F. Geary
Richard F. Geary
Group Senior Vice President

February 28, 2006


ABN AMRO Mortgage R is a registered service mark of LaSalle Bank Corporation used with permission by ABN AMRO Mortgage Group, Inc.

Affiliate Banks: LaSalle Bank N.A., LaSalle Bank Midwest N.A.


(page)


Exhibit A

Specified Minimum Servicing Standards

I. Custodial Bank Accounts

 1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

  a. be mathematically accurate;

  b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

  c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

  d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

 2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

 3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

 4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

 1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

 2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

 3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

 4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


(page)


Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

 1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

 2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

 3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

 4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

 5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

 6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

 1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

 1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

 2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

 3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.


(page)


Exhibit A

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

 4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

 1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary
    (i.e., illness or unemployment).

VII. Insurance Policies

 1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (b)
(logo) Countrywide
       HOME LOANS


2900 MADERA ROAD
SIMI VALLEY, CALIFORNIA 93065-6298
(805) 955-1000

Management Assertion



March 3, 2005

As of and for the year ended December 31, 2005, Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a mortgage bankers' (fidelity) bond in the amount of $200 million and an errors and omissions policy in the amount of $100 million and $130 million for the period January 1, 2005 to August 1, 2005 and for the period from August 1, 2005 to December 31, 2005, respectively.



/s/ Steve Bailey
Steve Bailey
Senior Managing Director and
Chief Executive Officer, Loan Administration



/s/ Kevin Meyers
Kevin Meyers
Managing Director and Chief Financial Officer,
Loan Administration





  EX-99.2 (c)
(logo) Fifth Third Bank


Management's Assertion

As of and for the year ended December 31, 2005, Fifth Third Mortgage Company (the "Company") has complied in all material respects with the Company's established minimum servicing standards for residential mortgage loans set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond in the amount of $75,000,000 and errors and omissions policy in the amount of $5,000,000.


/s/ Bruce Hrovat
Bruce Hrovat
Senior Vice President

/s/ Charles Maness
Charles Maness
Vice President


March 9, 2006


(page)


APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS
ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
   * be mathematically accurate;
   * be prepared within forty-five (45) calendar days after the cutoff date;
   * be reviewed and approved by someone other than the person who prepared the reconciliation; and
   * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively,


(page)


   provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of the mortgagor with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related contract terms and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent contracts including, for example, phone calls, letters and payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (d)
(logo) FIRST
       HORIZON.
       HOME LOANS


KPMG LLP
717 North Harwood Street
Suite 3100
Dallas, TX 75201


March 2, 2006


Ladies and Gentlemen:

As of and for the year ended December 31, 2005, First Horizon Home Loan Corporation and its wholly-owned subsidiary, First Tennessee Mortgage Services, Inc., which includes a consolidated investment in FH-FF Mortgage Services, L.P., (collectively, the Company) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond policy in the amount of $100,000,000 and an errors and omissions policy in the amount of $25,000,000.


Sincerely,

/s/ Peter F. Makowiecki

Peter. F. Makowiecki
Chief Executive Officer



First Horizon Home Loan Corporation
4000 Horizon Way
Irving, TX 75063
Phone: (800) 707-0139





  EX-99.2 (e)
Exhibit 1


(logo)GMAC Mortgage



Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 21, 2006



As of and for the year ended December 31, 2005, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $350,000,000 and $100,000,000 respectively.



/s/ Jim Hillsman
Jim Hillsman
Chief Operating Officer
GMAC Residential Holding Corp

/s/ Dave Bricker
Dave Bricker
Chief Financial Officer
GMAC Residential Holding Corp

/s/ Tony Renzi
Tony Renzi
Executive Vice President,
National Servicing Administration
GMAC Residential Holding Corp





  EX-99.2 (f)
100 Wood Hollow Drive
Novato, Ca 94945
(800) 462-2700


(logo) GreenPoint Mortgage


Management's Assertion


February 21, 2006

As of and for the year ended and December 31, 2005, GreenPoint Mortgage Funding, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers, except as follows:

  * During the year, certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved with 90 calendar days of their original identification. For the month ended December 31, 2005, all custodial bank reconciliations had been completed and reviewed on a timely basis.

As of and for the year ended December 31, 2005, GreenPoint Mortgage Funding, Inc. had in effect a fidelity bond in the amount of $25,000,000 for a single loss limit and an aggregate limit of liability of $50,000,000, and an errors and omissions policy in the amount of $25,000,000 for a single loss limit and no aggregate limit of liability.


Very truly yours,

GreenPoint Mortgage Funding, Inc., as Servicer


/s/ Steve Abreu
Steve Abreu
Chief Executive Officer

/s/ Dave Petrini
Dave Petrini
Chief Financial Officer

/s/ Becky Poisson
Becky Poisson
Executive Vice President of Technology and Servicing





  EX-99.2 (g)
(logo) HSBC


Management Assertion

As of and for the year ended December 31, 2005, HSBC Mortgage Corporation (USA) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HSBC Mortgage Corporation (USA) had in effect fidelity bond and errors and omissions policies in the amount of $697,425,000 and $10,000,000, respectively.


/s/ Michael T. Stilb
Michael T. Stilb
SVP, Mortgage Servicing


/s/ Thomas Scanlon
Thomas Scanlon
Chief Accounting Officer


/s/ Susan Wojnar
Susan Wojnar
SVP, Mortgage Servicing and Business Administration


HSBC Mortgage Corporation (USA)
2929 Walden Avenue, Depew, NY 14043

(logo)
EQUAL HOUNSING
LENDER





  EX-99.2 (h)
(logo)SPS
SELECT
Portfolio
SERVICING, inc.


Management's Assertion on Compliance with the Specified Minimum Servicing Standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP)


Report of Management


We as members of management of Select Portfolio Servicing, Inc. and Subsidiaries (the "Company"), an indirect subsidiary of Credit Suisse
(USA), Inc. are responsible for complying with the specified minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of and for the year ended December 31, 2005. Based on this evaluation, we assert that as of and for the year ended December 31, 2005, the Company complied, in all material respects, with the specified minimum servicing standards. As of and for the year ended December 31, 2005, the Company had in effect fidelity bond coverage in the amount of $25,000,000 and an errors and omissions policy in the amount of $10,000,000.


Very truly yours,


Select Portfolio Servicing, Inc. and Subsidiaries, an indirect subsidiary of Credit Suisse (USA) Inc.



/s/ Matthew L. Hollingsworth
Matthew L. Hollingsworth
Chief Executive Officer


/s/ Bryan M. Marshall
Bryan M. Marshall
Chief Financial Officer


/s/ Timothy J. O'Brien
Timothy J. O'Brien
Executive Vice President of Servicing
Operations


February 28, 2006




3815 South West Temple   Salt Lake City, Utah 84115





  EX-99.2 (i)
Wachovia Mortgage Corporation
Coporate Mortgage Services Division
NC1087
401 South Tryon Street, 22nd Floor
Charlotte, NC 28288

Toll Free 866 642-9405


(logo)

WACHOVIA


MANAGEMENT ASSERTION


As of and for the year ended December 31, 2005, Wachovia Mortgage Corporation complied in all material respects with the minimum servicing Standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for the same period, Wachovia Mortgage Corporation had in effect a fidelity bond in the amount of $200 million from January 1, 2005 through May 31, 2005 and $250 million from June 1, 2005 through December 31, 2005 and an errors and omissions policy in the amount of $20 million from January 1, 2005 through August 31, 2005 and $25 million from September 1, 2005 through December 31, 2005.


/s/ C.D. Davies
C.D. Davies, President/
Chief Executive Officer

March 15, 2006
Date


/s/ Debbie Craig
Debbie Craig, Senior Vice President/
Chief Financial Officer

March 15, 2006
Date


/s/ Tim Schuck
Tim Schuck, Vice President/
Director of Servicing

March 15, 2006
Date





  EX-99.2 (j)
Washington Mutual

MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2005, Washington Mutual Bank and Subsidiaries (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for single family residential mortgages as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond in the amount of $110 million, and errors and omissions policy in the amount of $20 million.


By: /s/ Steve Rotella
Steve Rotella
President and Chief Operating Officer

By: /s/ David Schneider
David Schneider
Executive Vice President
Home Loans

By: /s/ John Berens
John Berens
Senior Vice President
Home Loans - Loan Servicing

March 10, 2006


1201 3rd Avenue
Seattle, WA 98101


(page)


WASHINGTON MUTUAL BANK AND SUBSIDIARIES

APPENDIX I: MINIMUM SERVICING STANDARDS FOR SINGLE FAMILY RESIDENTIAL MORTGAGES AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF
AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS


I. CUSTODIAL BANK ACCOUNTS

 1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

    * be mathematically accurate

    * be prepared within forty-five (45) calendar days after the cutoff date

    * be reviewed and approved by someone other than the person who prepared the reconciliation

    * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

 2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

 3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

 4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

 1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

 2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

 3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

 4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

 1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.


-3-


(page)


 2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

 3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

 4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

 5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

 6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

 1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

 1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

 2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

 3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

 4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

 1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans, including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

 1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


-4-





  EX-99.2 (k)
(logo) Washington Mutual


MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2005, Washington Mutual Mortgage Securities Corp. (the "Company") has complied, in all material respects in its role as master servicer, with the Company's established minimum servicing standards as set forth in Appendix II for the series of certificates included in the accompanying Appendix I.

As of and for this same period, the Company (as subsidiary of Washington Mutual, Inc.) was covered by a fidelity bond in the amount of $110 million and errors and omissions policy in the amount of $20 million.


/s/ Thomas G. Lehmann
Thomas Lehmann
President
Washington Mutual Mortgage Securities Corp.


/s/ David Schneider
David Schneider
Executive Vice President
Home Loans

March 13, 2006


1201 3rd Avenue
Seattle, WA 98101

(page)


WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

APPENDIX I: SERIES OF CERTIFICATES


POOLING AND SERVICING AGREEMENT, dated 07/01/82, Mortgage Pass-Through Certificate, Series SMSC 1982-4, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984-1, between WMMSC Vida PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984-3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM P-1-1-4, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/85, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-1-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 03/01/85, Mortgage Pass-Through Certificate, Series SMSC 1985-7 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 04/01/85, Residential Mortgage Loans, Series SMSC 1985-PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/85, Mortgage Pass-Through Certificate, Series SMSC 1985-11 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 12/01/85, Mortgage Pass-Through Certificate, Series SMSC1985-PR3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated 01/01/86, Mortgage Pass-Through Certificate, Series SMSC 1986-1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

(page)


POOLING AND SERVICING AGREEMENT, dated 02/01/86, Mortgage Pass-Through Certificate, Series SMSC 1986-PR1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Bankers Trust Company of California.

PARTICIPATION AGREEMENT, dated 02/01/86, Residential Mortgage Loans, Series SMSC 1986-PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/86, Residential Mortgage Loans, Series SMSC 1986- PA3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/86, Residential Mortgage Loans, Series SMSC 1986-PA4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 06/01/86, Residential Mortgage Loans, Series SMSC 1986- PA6, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 01/01/87, Residential Mortgage Loans, Series SMSC 1987- PA1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 02/01/87, Residential Mortgage Loans, Series SMSC 1987-PA2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-B, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 07/01/87, Residential Mortgage Loans, Series SMSC 1987- PA7, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-PR10, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-PR11, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-PR13, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-C, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

(page)


PARTICIPATION AGREEMENT, dated 01/01/88, Residential Mortgage Loans, Series SMSC 1988-PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 10/01/87, Residential Mortgage Loans, Series SMSC 1987-PA9 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 11/01/87, Residential Mortgage Loans, Series SMSC 1987- PAl2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/89, Residential Mortgage Loans, Series SMSC 1989-PAl ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 11/01/87, Residential Mortgage Loans, Series SMSC 1987- PA13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 02/01/88, Residential Mortgage Loans, Series SMSC 1988-PA2 B ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 12/01/87, Residential Mortgage Loans, Series SMSC 1987- PA14 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/88, Residential Mortgage Loans, Series SMSC 1988-PA4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/88, Residential Mortgage Loans, Series SMSC 1988-PA6 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and JP Morgan Chase.

PARTICIPATION AGREEMENT, dated 03/01/88, Residential Mortgage Loans, Series SMSC 1988-PA7 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 06/01/88, Residential Mortgage Loans, Series SMSC 1988- PA10 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 07/01/88, Residential Mortgage Loans, Series SMSC 1988- PAl2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 07/01/88, Residential Mortgage Loans, Series SMSC 1988- PA13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

(page)


PARTICIPATION AGREEMENT, dated 06/01/88, Residential Mortgage Loans, Series SMSC 1988- PA14 ARM, between WMMSC f/lc/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/88, Mortgage Pass-Through Certificate, Series SMSC 1988-A, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 08/01/88, Residential Mortgage Loans, Series SMSC 1988- PA16 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 09/01/88, Residential Mortgage Loans, Series SMSC 1988- PA17 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 10/01/89, Residential Mortgage Loans, Series SMSC 1989- PA2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/92, Mortgage Pass-Through Certificate, Series SMSC 1992-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 09/01/93, Residential Mortgage Loans, Series SMSC 1993- PA1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 06/01/97, Residential Mortgage Loans, Series 1997-WH2, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 07/01/97, Residential Mortgage Loans, Series 1997-WH3, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 12/01/97, Residential Mortgage Loans, Series 1997-BWH2, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 02/01/98, Mortgage Pass-Through Certificate, Series 1998-BWH1, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/97, Mortgage Pass-Through Certificate, Series CMC 1997-2, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 08/01/98, Residential Mortgage Loans, Series 1998-WH8, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated 07/01/98, Residential Mortgage Loans, Series DLJ 1998-WH7, between WMMSC f/k/a PNCMSC and Soverign Bank.

(page)


SERVICING AGREEMENT, dated 09/01/98, Residential Mortgage Loans, Series 1998-WH12, between WMMSC f/k/a PNCMSC and Soverign Bank.

POOLING AND SERVICING AGREEMENT, dated 09/01/98, Mortgage Pass-Through Certificate, Series 1998-3 Impac, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 11/01/98, Residential Mortgage Loans, Series Telebanc 1998-WH14, between WMMSC f/k/a PNCMSC and E Trade Bank.

POOLING AND SERVICING AGREEMENT, dated 11/01/98, Mortgage Pass-Through Certificate, Series Chase 1998-S7, between WMMSC f/k/a PNCMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 12/01/98, Residential Mortgage Loans, Series Telebanc 1998-WH16, between WMMSC f/k/a PNCMSC and E Trade Bank.

POOLING AND SERVICING AGREEMENT, dated 03/01/99, Mortgage Pass-Through Certificate, Series FNT 1999-2, between WMMSC f/k/a PNCMSC and Bank One National Association.

SERVICING AGREEMENT, dated 03/01/99, Residential Mortgage Loans, Series Telebanc 1999-WH3, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated 03/01/99, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC and Net Bank.

SERVICING AGREEMENT, dated 07/01/97, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/99, Mortgage Pass-Through Certificate, Series Telebanc III, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/99, Mortgage Pass-Through Certificate, Series FNT 1999-3, between WMMSC f/k/a PNCMSC and Bank One National Association.

SERVICING AGREEMENT, dated 06/01/99, Residential Mortgage Loans, Series 1999-WH9, between WMMSC f/k/a PNCMSC and Matrix Capital Bank.

SERVICING AGREEMENT, dated 05/01/99, Residential Mortgage Loans, Series Telebanc 1999- WH3B, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH10, between WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated 09/01/99, Residential Mortgage Loans, Series 1999-WH12, between WMMSC and First Union National Bank.

SERVICING AGREEMENT, dated 10/01/99, Residential Mortgage Loans, Series 1999-WH14, between WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated 12/01/99, Residential Mortgage Loans, Series 1999-WH15, between WMMSC f/k/a PNCMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 02/01/00, Mortgage Pass-Through Certificate, Series PNCMT 2000-1, between WMMSC and JP Morgan Chase.

FLOW SERVICING AGREEMENT, dated 05/01/00, Residential Mortgage Loans, Series DLJ Flow Pool, between WMMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated 07/01/00, Residential Mortgage Loans, Series 2000-WH7, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 08/01/00, Mortgage Pass-Through Certificate, Series FNT 2000-1, between WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/00, Mortgage Pass-Through Certificate, Series DLJ ABS 2000-3, between WMMSC and The Chase Manhattan Bank.

SERVICING AGREEMENT, dated 10/01/00, Residential Mortgage Loans, Series 2000-WH12, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 11/01/00, Residential Mortgage Loans, Series 2000-WH14, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 10/01/00, Residential Mortgage Loans, Series 2000-WH13, between WMMSC f/k/a PNCMSC and Virtual Bank.

SERVICING AGREEMENT, dated 12/01/00, Residential Mortgage Loans, Series 2000-WH15, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 01/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-1, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 02/01/01, Residential Mortgage Loans, Series 2001-RP1, between WMMSC and State Street Bank.

FLOW SERVICING AGREEMENT, dated 04/01/01, Residential Mortgage Loans, Series 2001-FL1, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 05/01/01, Mortgage Pass-Through Certificate, Series SASCO 2001-8A, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 01/01/01, Residential Mortgage Loans, Series 2001-WH3, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 02/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-AR7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-9, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 05/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-11, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-AR14, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/01, Mortgage Pass-Through Certificate, Series FNT 2001-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/01, Mortgage Pass-Through Certificate, Series WAMU 2001-9, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 08/01/01, Mortgage Pass-Through Certificate, Series FNT 2001-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-AR19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/01, Mortgage Pass-Through Certificate, Series Chase 2001-S5, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 10/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-26, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series WAMU 2001-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS14, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-28, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series Chase 2001-S7, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 12/01/01, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS15, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-33, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/01, Mortgage Pass-Through Certificate, Series Thornburg 2001-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 01/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS1, between WMMSC and State Street Bank & Trust.

(page)


POOLING AND SERVICING AGREEMENT, dated 01/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR2, between WMMSC and Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-7, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 03/01/02, Residential Mortgage Loans, Series 2002-WH3, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-9, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR1, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 03/01/02, Residential Mortgage Loans, Series 2002-WH4, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 04/01/02, Residential Mortgage Loans, Series 2002-WH5, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 06/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR7, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/02, Residential Mortgage Loans, Series 2002-WH6, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 04/01/02, Residential Mortgage Loans, Series 2002-WH7, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-10, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 04/01/02, Mortgage Pass-Through Certificate, Series Chase 2002-S6, between WMMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 05/01/02, Residential Mortgage Loans, Series 2002-WH8, between WMMSC and State Street Bank.

(page)


POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR13, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-18, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S3, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 06/01/02, Residential Mortgage Loans, Series CSFB 2002-WH9, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 06/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR21, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-22, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR9, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 08/01/02, Residential Mortgage Loans, Series 2002-WH11, between WMMSC and Raymond James Bank.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR25, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-24, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR11, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 10/01/02, Residential Mortgage Loans, Series WMMSC 2002- WH13, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-26, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR27, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR13, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR14, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS7, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-29, between WMMSC and Chase Home Mortgage.

SERVICING AGREEMENT, dated 11/01/02, Residential Mortgage Loans, Series 2002-WH15, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR17, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR15, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR16, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS9, between WMMSC and State Street Bank & Trust.

(page)


POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR31, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-30, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR18, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series UBS MALT 2002-3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series AMAC 2002-9, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 12/01/02, Residential Mortgage Loans, Series 2002-WH19, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS11, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series SASCO 2002-26, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS12, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-34, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR33, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS10, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S8, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 12/01/02, Residential Mortgage Loans, Series 2002-WH17, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR19, between WMMSC and Deutsche Bank National Trust Co.

(page)


SERVICING AGREEMENT, dated 01/01/03, Residential Mortgage Loans, Series 2003-WH2, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR2, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS5, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR9, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-8, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series Thornburg 2003-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR12, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-10, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-3, between WMMSC and Bank One, National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S5, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-11, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR15, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR28, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-17, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR18, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S7, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series UBS MARM 2003-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR20, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR9, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR4, between WMMSC and US Bank National Association.

SERVICING AGREEMENT, dated 08/01/03, Residential Mortgage Loans, Series CSFB 2003-WH16, between WMMSC and CSFB.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR22, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-21, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-6, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series UBS MARM 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-23, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR24, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S9, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S10, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series BAFC 2003-3, between WMMSC and Wells Fargo Bank, NA.

SERVICING AGREEMENT, dated 09/01/03, Residential Mortgage Loans, Series 2003-WH18, between WMMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR11, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S11, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S12, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR26, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-25, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series UBS MARM 2003-5, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 12/01/03, Residential Mortgage Loans, Series 2003-WH20, between WMMSC and Raymond James Bank.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS9, between WMMSC and US Bank National Association.

(page)


POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S13, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR28, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-27, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-29, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR30, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 01/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 01/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-1, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 01/01/04, Residential Mortgage Loans, Series 2004-WH2, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 01/01/04, Residential Mortgage Loans, Series 2004-WHl, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-2, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series 2004-WH5, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series 2004-WH6, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-S1, between WMMSC and Citibank, N.A.

(page)


SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series 2004-WH4, between WMMSC and Merrill Lynch.

SERVICING AGREEMENT, dated 03/01/04, Residential Mortgage Loans, Series 2004-WH7, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 03/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-3, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH9, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-4, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH10, between WMMSC and Raymond James Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR3, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH13, between WMMSC and EMC Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB1, between WMMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH16, between WMMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR5, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-5, between WMMSC and Wachovia Bank, NA.

(page)


POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series GSR 2004-6F, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-S2, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR6, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series 2004-WH17, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series 2004-WH18, between WMMSC and Bay View Financial Training Group.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB2, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series CBASS 2004-RP1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-6, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR8, between WMMSC and Deutsche Bank National Trust Co.

(page)


POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-S3, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR7, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH26, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-6AR, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-4, between WMMSC and US Bank National Association.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH29, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR9, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR10, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH23, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 08/01/04, Residential Mortgage Loans, Series 2004-WH21, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB3, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-5, between WMMSC and US Bank National Association.

(page)


POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-7AR, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-8, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 08/01/04, Residential Mortgage Loans, Series 2004-WH28, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-9, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR11, between WMMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH30, between WMMSC and CSFB f/k/a DLJMC.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH31, between WMMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series BAFC 2004-3, between WMMSC and Wells Fargo Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-10, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH34, between WMMSC and Washington Mutual Bank, NA.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH35, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH27, between WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH33, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH36, between WMMSC and Washington Mutual Bank, NA.

(page)


POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB4, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-11, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-12, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR12, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH32, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH37, between WMMSC and Hudson City Savings Bank.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series BAFC 2004-4, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH39, between WMMSC and Greenpoint Bank.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH38, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-8, between WMMSC and US Bank National Association.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH41, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-12, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR13, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH42, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series CSFB ARMT 2004-5, between WMMSC and HSBC Bank-USA, National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series BAFC 2004-D, between WMMSC and Wachovia Bank, NA.

(page)


SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH44, between WMMSC and Washington Mutual Bank, NA.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH45, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-13, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR14, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 02/01/98, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 10/01/97, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 02/01/96, Residential Mortgage Loans, Series MLCC/1996-PA4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/01, Mortgage Pass-Through Certificate, Series PNCBK 2001-MS1, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 12/01/02, Residential Mortgage Loans, Series 2002-WH20, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 01/01/03, Residential Mortgage Loans, Series PNC/ABN AMRO, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH8, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 02/01/99, Residential Mortgage Loans, Series 1999-WH1, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 04/01/99, Residential Mortgage Loans, Series 1999-WH4A, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 04/01/99, Residential Mortgage Loans, Series 1999-WH4, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 05/01/99, Residential Mortgage Loans, Series 1999-WH4B, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4F, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4E, between WMMSC f/k/a PNCMSC and Soverign Bank.

(page)


SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4D, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 06/01/99, Residential Mortgage Loans, Series 1999-WH4C, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4H, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 09/01/99, Residential Mortgage Loans, Series 1999-WH4L, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 08/01/99, Residential Mortgage Loans, Series 1999-WH4K, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 08/01/99, Residential Mortgage Loans, Series 1999-WH4J, between WMMSC f/k/a PNCMSC and Soverign Bank.

POOLING AND SERVICING AGREEMENT, dated 12/01/97, Mortgage Pass-Through Certificate, Series 1997 BWH-2, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.

SERVICING AGREEMENT, dated 09/01/97, Residential Mortgage Loans, Series 1997-WH4, between WMMSC f/k/a PNCMSC and New York Life.

POOLING AND SERVICING AGREEMENT, dated 02/01/98, Mortgage Pass-Through Certificate, Series 1998 BWH-1, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.

SERVICING AGREEMENT, dated 09/01/98, Residential Mortgage Loans, Series 1998-WH11, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/98, Residential Mortgage Loans, Series 1998-WH4, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated 05/01/98, Residential Mortgage Loans, Series 1998-WH6, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 08/01/98, Residential Mortgage Loans, Series 1998-WH9, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 01/01/99, Mortgage Pass-Through Certificate, Series 1999-A2 Indy Mac, between WMMSC f/k/a PNCMSC and Bank of New York.

SERVICING AGREEMENT, dated 01/01/00, Residential Mortgage Loans, Series 2000-WH1, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 01/01/00, Residential Mortgage Loans, Series 2000-WH2, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 01/01/03, Residential Mortgage Loans, Series 2003-WH1, between WMMSC and Treasury Bank.

(page)


SERVICING AGREEMENT, dated 05/01/03, Residential Mortgage Loans, Series 2003-WH12, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 05/01/03, Residential Mortgage Loans, Series 2003-WH14, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 12/01/03, Residential Mortgage Loans, Series 2003-WH19, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH11, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series 2004-WH14, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 06/01/04, Residential Mortgage Loans, Series 2004-WH19, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH20, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH24, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH40, between WMMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH43, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-11, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-12, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-13, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-3, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-4, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series AMAC 2003-6, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 02/01/97, Residential Mortgage Loans, Series Bank Atlantic 1998-WH1, between WMMSC f/k/a PNCMSC and Bank Atlantic.

(page)


SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series Bank Atlantic 2004-WH25, between WMMSC and Bank Atlantic.

FLOW SERVICING AGREEMENT, dated 04/01/03, Residential Mortgage Loans, Series Bank of America Flow Agreement, between WMMSC and Bank of America, NA.

FLOW SERVICING AGREEMENT, dated 03/01/03, Residential Mortgage Loans, Series Bank of America Flow Agreement, between WMMSC and Bank of America.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series Bank of New York 2004-WH12, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series Bank of New York 2004-WH3, between WMMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series Bay View 2003-C, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series Bay View 2003-D, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series Bay View 2003-WH5, between WMMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series Bay View 2004-C, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series Bay View 2004-D, between WMMSC and Wachovia Bank, NA.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 11/01/02, Residential Mortgage Loans, Series Bay view Call Pool, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 03/01/00, Mortgage Pass-Through Certificate, Series Capstead I, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/00, Mortgage Pass-Through Certificate, Series Capstead II, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/00, Mortgage Pass-Through Certificate, Series Capstead III, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/97, Mortgage Pass-Through Certificate, Series CMC 1997-H, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 01/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-2, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 04/01/03, Residential Mortgage Loans, Series CSFB 2003-WH11, between WMMSC and CSFB.

(page)


SERVICING AGREEMENT, dated 05/01/03, Residential Mortgage Loans, Series CSFB 2003-WH13, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 07/01/03, Residential Mortgage Loans, Series CSFB 2003-WH15, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 09/01/03, Residential Mortgage Loans, Series CSFB 2003-WH17, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 02/01/03, Residential Mortgage Loans, Series CSFB 2003-WH7, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 03/01/03, Residential Mortgage Loans, Series CSFB 2003-WH8, between WMMSC and CSFB.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/00, Mortgage Pass-Through Certificate, Series DLJABS 2000-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/99, Mortgage Pass-Through Certificate, Series Indy Mac Rast A3, between WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated 07/01/01, Mortgage Pass-Through Certificate, Series MLMI 2001-1 WM1, between WMMSC and Wells Fargo Bank Minnesota, NA.

SERVICING AGREEMENT, dated 09/01/00, Residential Mortgage Loans, Series New York Life 2000-WH9, between WMMSC f/k/a PNCMSC and First Union National Bank.

SERVICING AGREEMENT, dated 01/01/02, Residential Mortgage Loans, Series New York Life 2002-WH1, between WMMSC f/k/a PNCMSC and First Union National Bank.

PARTICIPATION AGREEMENT, dated 11/01/93, Residential Mortgage Loans, Series PNCMSC 1993-PA2A, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 11/01/93, Residential Mortgage Loans, Series PNCMSC 1993-PA2B, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 07/01/95, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and Chase Bank of Texas, NA.

PARTICIPATION AGREEMENT, dated 11/01/94, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

(page)


PARTICIPATION AGREEMENT, dated 06/01/98, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/95, Mortgage Pass-Through Certificate, Series PNCMSC 1995-PRI, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/96, Mortgage Pass-Through Certificate, Series PNCMSC 1996-1, between WMMSC f/k/a PNCMSC and Bank United Financial Corp.

PARTICIPATION AGREEMENT, dated 01/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA1, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 10/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA10, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 02/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated 03/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA6, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 06/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated 10/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA9, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 02/01/99, Residential Mortgage Loans, Series PNCMSC 1996-PAA, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/97, Mortgage Pass-Through Certificate, Series PNCMSC 1997-MS1, between WMMSC f/k/a PNCMSC and Crestar Mortgage Corp.

PARTICIPATION AGREEMENT, dated 07/01/97, Residential Mortgage Loans, Series PNCMSC 1997-PA2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 06/01/97, Mortgage Pass-Through Certificate, Series PNCMSC 1997-PR1, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/98, Mortgage Pass-Through Certificate, Series PNCMSC 1998-10, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/98, Mortgage Pass-Through Certificate, Series PNCMSC 1998-12, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/98, Mortgage Pass-Through Certificate, Series PNCMSC 1998-8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-10, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

(page)


POOLING AND SERVICING AGREEMENT, dated 10/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-11, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-12, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 02/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 03/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-3, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 04/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 05/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-5, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 08/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-9, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-A, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-FSB-1, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series SBMSI 2002-HYB1, between WMMSC and US Bank National Association as Trustee and Citibank, N.A. as Trust Administrator.

SERVICING AGREEMENT, dated 11/01/98, Residential Mortgage Loans, Series Sovereign 1998-WH13, between WMMSC f/k/a PNCMSC and Soverign Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/98, Mortgage Pass-Through Certificate, Series Telebanc I, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/98, Mortgage Pass-Through Certificate, Series Telebanc II, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/01, Mortgage Pass-Through Certificate, Series Thornburg 2001-1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 11/01/98, Mortgage Pass-Through Certificate, Series TMA 1998-1, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

(page)


FLOW SERVICING AGREEMENT, dated 10/01/02, Residential Mortgage Loans, UBS Flow Agreement, between WMMSC and UBS Real Estate Securities, Inc.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-10, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-11, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-12, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-3, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-7, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-8, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-9, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 01/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-1, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-10, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-11, between WMMSC and US Bank National Association.

(page)


POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-3, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 03/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-4, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-5, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-6, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-8, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-9, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-R4, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR6, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/03, Residential Mortgage Loans, WAMU 2003-WH10, between WMMSC and Washington Mutual Bank, FA.

MASTER SERVICING AGREEMENT, dated 07/23/03, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Atlanta (FHLB).

SERVICING AGREEMENT, dated 02/01/01, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Seattle (FHLB).

SERVICING AGREEMENT, dated 04/01/01, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Washington Mutual Bank, FA.

SERVICING AGREEMENT, dated 12/01/00, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Cincinnati (FHLB).

(page)


SERVICING AGREEMENT, dated 12/01/00, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Indianapolis (FHLB).

POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR1, among WMMSC, Deutsche Bank National Trust Co., et al.

POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR2, among WMMSC, Deutsche Bank National Trust Co., et al.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 01/01/05, Residential Mortgage Loans, Series 2005-WH1, between WMMSC and DB Structured Products, Inc.

POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-1, among Credit Suisse First Boston Mortgage Securities Corp.("CSFBMSC"), WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS WARBURG REAL ESTATE SECURITIES INC ("UBS") AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 1/28/2005 AMONG UBS, WMMSC AND MORTGAGE ASSET SECURITZATION TRANSACTIONS, INC. ("MAST") WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series UBS MALT 2005-1, among MAST, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 1/28/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series UBS MARM 2005-1, among MAST, US Bank National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 01/28/05, Mortgage Pass-Through Certificate, Series BAFC 2005-1, among Bank of America Funding Corporation, WMMSC, Wachovia Bank, NA, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 01/31/05, Residential Mortgage Loans, Series 2005-WH2, between UBS Real Estate Securities, Inc., WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 02/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR3, among WMMSC, LaSalle Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 02/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-2, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 2/25/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 02/01/05, Mortgage Pass- Through Certificate, Series UBS MALT 2005-2, among MAST, JP Morgan Chase, et al.

(page)


SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 02/01/05, Residential Mortgage Loans, Series CSFB FLOW, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 9/1/2004, WITH RESPECT TO THE MEMORANDUM OF SALE, dated 02/01/05, Residential Mortgage Loans, Series CSFB FLOW-20, between WMMSC and DLJ Mortgage Capital, Inc.

POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR4, among WMMSC, Deutsche Bank National Trust Co., et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 3/30/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series UBS MALT 2005-3, among MAST, US Bank National Association, et al.

SERVICING AGREEMENT DATED 1/01/2005, BETWEEN DB STRUCTURED PRODUCTS, INC
("DB") AND WMMSC AS ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED 3/30/2005 AMONG DB, WMMSC AND ACE SECURITIES
CORP., WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Asset Backed Pass-Through Certificate, Series ACE 2005-SN1, among Ace Securities Corp, HSBC Bank-USA, National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-3, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 3/30/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series UBS MSSTR 2005-1, among MAST, US Bank National Association, et al.

SERVICING AGREEMENT DATED 4/1/2004, BETWEEN WMMSC AND BAYVIEW FINANCIAL, L.P. ("BAYVIEW") SUCCESSOR BY ASSIGNMENT TO EMC MORTGAGE CORPORATION AND MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT DATED 12/1/2004 BETWEEN WMMSC AND BAYVIEW, BOTH ASSIGNED PURSUANT TO A RECONSTITUTED SERVICING AGREEMENT DATED 4/8/2005 AMONG BAYVIEW FINANCIAL, L.P., WMMSC AND WACHOVIA BANK, NATIONAL ASSOCIATION AS TRUSTEE TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series BAYVIEW 2005-B, among Bayview Financial Securities Company, LLC, Wachovia Bank, NA, et al.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 04/19/05, Residential Mortgage Loans, Series 2005-WH6, among Bank of America, National Association, WMMSC and Lehmann Brothers Bank, FSB.

(page)


SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 04/19/05, Residential Mortgage Loans, Series 2005-WH12, among Bank of America, National Association, WMMSC and Lehmann Brothers Bank, FSB.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 04/01/05, Residential Mortgage Loans, Series 2005-WH8, between WMMSC and Bayview Financial, LP.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR5, among WMMSC, LaSalle Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR6, among WMMSC, Deutsche Bank National Trust Co., et al.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series WAMMS 2005-RA1, among WMMSC, LaSalle Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-4, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/02/05, Residential Mortgage Loans, Series 2005-WH7, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and E*Trade Bank.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/02/05, Residential Mortgage Loans, Series 2005-WH13, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and E*Trade Bank.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/18/05, Residential Mortgage Loans, Series 2005-WH16, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and E*Trade Bank.

SERVICING AGREEEMENT DATED 4/1/2004 WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 05/25/05, Residential Mortgage Loans, Series 2005-WH5, between WMMSC and PNC Bank, NA.

(page)


SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 05/25/05, Residential Mortgage Loans, Series CSFB CALLED FLOW, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/27/05, Residential Mortgage Loans, Series 2005-WH9, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/27/05, Residential Mortgage Loans, Series 2005-WH14, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENT, dated 05/01/05, Residential Mortgage Loans, Series 2005-WH15, between WMMSC and JP Morgan Mortgage Acquisition Corp.

POOLING AND SERVICING AGREEMENT, dated 05/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-5, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 06/28/05, Residential Mortgage Loans, Series 2005-WH18, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 1/01/2005, BETWEEN DB STRUCTURED PRODUCTS, INC
("DB") AND WMMSC AS ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED 6/29/2005 AMONG DB, WMMSC AND ACE SECURITIES
CORP., WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 06/01/05, Asset Backed Pass-Through Certificate, Series ACE 2005-SD2, among Ace Securities Corp, HSBC Bank-USA, National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 06/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-6, among CSFBMSC, WMMSC, US Bank National Association, et al.

MORTGAGE LOAN PURCHASE AND INTERIM SERVICING AGREEMENT DATED 11/1/2004, WITH RESPECT TO THAT CERTAIN ASSIGNMENT AND CONVEYANCE AGREEMENT, dated 07/28/05, Residential Mortgage Loans, Series 2005-WH19, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 07/28/05, Residential Mortgage Loans, Series 2005-WH2O, between WMMSC and DLJ Mortgage Capital, Inc.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 08/01/05, Residential Mortgage Loans, Series 2005-WH25, between WMMSC and Bayview Financial, LP.

(page)


SERVICING AGREEMENT, dated 08/01/05, Residential Mortgage Loans, Series 2005-WH24, between WMMSC and Merrill Lynch Bank & Trust.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT DATED 4/1/2005, BETWEEN WMMSC AND BAYVIEW FINANCIAL, L.P., AND ASSIGNED PURSUANT TO A RECONSTITUTED SERVICING AGREEEMENT DATED 8/31/2005 AMONG BAYVIEW FINANCIAL, L.P., WMMSC AND WACHOVIA BANK, NATIONAL ASSOCIATION AS TRUSTEE WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 08/01/05, Mortgage Pass-Through Certificate, Series BAYVIEW 2005-C, among Bayview Financial Securities Company, LLC, Wachovia Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 08/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-8, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEEMENT DATED 4/1/2004 WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 09/23/05, Residential Mortgage Loans, Series 2005-WH26, between WMMSC and PNC Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-9, among CSFBMSC, WMMSC, US Bank National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 10/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-10, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 11/28/05, Residential Mortgage Loans, Series 2005-WH32, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 11/28/05, Residential Mortgage Loans, Series 2005-WH33, between WMMSC and DLJ Mortgage Capital, Inc.

POOLING AND SERVICING AGREEMENT, dated 11/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-11, among CSFBMSC, WMMSC, US Bank National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 12/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-12, among CSFBMSC, WMMSC, US Bank National Association, et al.

ADMINISTRATIVE AGENT AGREEMENT, dated 02/01/05, between WMMSC and Washington Mutual Bank with respect to WMALT 2005-1, WMALT 2005-2, WMALT 2005-3, WMALT 2005-4, WMALT 2005-5, WMALT 2005-6, WMALT 2005-7, WMALT 2005-8, WMALT 2005-9,
WMALT 2005-10, WMALT 2005-ARI, WMALT 2005-11, WAMU 2005-AR7, WAMU 2005-AR8, WAMU
2005-AR9, WAMU 2005-AR10, WAMU 2005-AR11, WAMU 2005-AR12, WAMU 2005-AR13, WAMU
2005-AR14, WAMU 2005-AR15, WAMU 2005-AR16, WAMU 2005-AR17, WAMU 2005- AR18, and
WAMU 2005-AR19.

ADMINISTRATIVE AGENT AGREEMENT, dated 01/01/05, between WMMSC and Long Beach Mortgage Company with respect to LBMLT 2005-2, LBMLT 2005-3, LBMLT 2005-WL1, LBMLT 2005-WL2, LBMLT 2005-WL3 and WLS LB_0515.

(page)


WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

APPENDIX II: MINIMUM SERVICING STANDARDS

I. RECONCILIATIONS

 A. Reconciliations shall be prepared on a monthly basis for all clearing accounts. These reconciliations shall:

    1) Be mathematically accurate

    2) Be prepared within forty-five (45) calendar days after each clearing account's statement cutoff date

    3) Be reviewed and approved by someone other than the person who prepared the reconciliation, and document explanations for reconciling items

 B. Reconciling items shall be resolved within ninety (90) calendar days of their original identification.

II. SUBSERVICER REMITTANCES

 A. Remittances for mortgage payments and payoffs received from subservicers shall be deposited into the applicable clearing account within one business day of receipt.

 B. Remittances from subservicers shall be reconciled to applicable loan records maintained by Washington Mutual Mortgage Securities Corp. ("WMMSC") during the appropriate accounting cycle.

 C. Reconciliations shall be performed monthly for each subservicer remittance. These reconciliations shall:

    1) Be mathematically accurate.

    2) Be prepared within thirty (30) calendar days after the cutoff date.

III. DISBURSEMENTS

 A. Disbursements to trustees, paying agents, and investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

 B. Disbursements from the clearing accounts for amounts remitted to trustees, paying agents, and investors, per our monthly reports to those entities, shall agree with the bank statements for the clearing accounts.

 C. Only permitted withdrawals shall be made from the clearing accounts.

 D. Disbursements to trustees, paying agents, and investors from clearing accounts, made via wire transfer, shall be made only by authorized personnel.

(page)


IV. INVESTOR ACCOUNTING AND REPORTING

Statements to the trustees, paying agents, and investors shall be provided with each monthly distribution, in accordance with applicable pooling and servicing agreements, detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.

V. MORTGAGOR LOAN ACCOUNTING

Loan records maintained by WMMSC shall agree with, or reconcile within material amounts to, the mortgage loan records maintained by the subservicer with respect to unpaid principal balance on a monthly basis.

VI. DELINQUENCIES

Reports from subservicers identifying delinquent loans shall be received and reviewed monthly. The number and aggregate principal balances of delinquent mortgage loans contained in these reports shall be included in our monthly statements to the trustees, paying agents, and investors.

VII. INSURANCE POLICIES

A fidelity bond and an errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented in management's assertion.

  EX-99.2 (l)
(logo) WELLS  HOME
       FARGO  MORTGAGE

1 Home Campus
Des Moines, IA 50328


Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.



As of and for the year ended December 31, 2005, Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond along with an errors and omissions policy in the amounts of $100 million and $20 million, respectively.



/s/ Michael J. Heid                 February 21, 2006
Michael J. Heid, Division President, Capital Markets, Finance, & Administration Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Franklin R. Codel               February 21, 2006
Franklin R. Codel, Executive Vice President, Finance and Corporate Real Estate Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Mary Coffin                     February 21, 2006
Mary Coffin, Executive Vice President, Servicing & Post Closing
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Cara K. Heiden
Cara K. Heiden, division President, Nat'l Consumer & Institutional Lending Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.





  EX-99.3 (a)
(logo) ABN*AMRO Mortgage

Loan Administration

4242 North Harlem Avenue
Norridge, Illinois 60706-1204


ANNUAL STATEMENT OF COMPLIANCE


The undersigned, an officer of ABN AMRO Mortgage Group, Inc.,
("ABN AMRO"), hereby certifies as follows:

1. I have made, or caused to be made under my supervision, a review of the activities of ABN AMRO Mortgage Group, Inc. during the preceding calendar year ending December 31, 2005, with respect to performance under the Agreement referenced in the attached.

and

2. To the best of my knowledge, based on such review ABN AMRO has, as of the last day of said preceding calendar year, fulfilled all of its material obligations under said Agreement.

In witness whereof the undersigned has signed this Annual Statement of Compliance on this 1st day of March, 2006.

ABN AMRO Mortgage Group, Inc.

By: /s/ Richard F Geary
Richard F Geary
Group Senior Vice President


ABN AMRO Mortgage R is a registered service mark of LaSalle Bank Corporation used with permission by ABN AMRO Mortgage Group, Inc.

Affiliate Banks: LaSalle Bank N.A., LaSalle Bank Midwest N.A.


(page)


WELLS FARGO:

BEAR STEARNS ALT 2005-4
BEAR STEARNS ALT 2005-5
BEAR STEARNS ALT BSALTA 2005-10
CREDIT SUISSE FIRST BOSTON 2005-1
CREDIT SUISSE FIRST BOSTON 2005-6
CREDIT SUISSE FIRST BOSTON 2005-7
CREDIT SUISSE FIRST BOSTON 2005-8
CREDIT SUISSE FIRST BOSTON 2005-10
CREDIT SUISSE FIRST BOSTON 2005-11
CREDIT SUISSE FIRST BOSTON 2005-12
GSAA GODMAN 2005-7
GSR GOLDMAN 2005-AR2
MASTR ALT LOAN TRUST 2005-3
MASTR ALT LOAN TRUST 2005-4
MASTR ALT LOAN TRUST 2005-5
MASTR ALT LOAN TRUST 2005-6
MASTR ASSET SECURITY 2005-2
MASTR SEASONED 2005-1
MASTR SEASONED 2005-2
MERRYLL LYNCH 2005-A01
THORNBURG 2005-4





  EX-99.3 (b)
(logo) Countrywide

Exhibit "A"

PORTFOLIO SERVICES
450 AMERICAN STREET, MS SV3-A
SIMI VALLEY, CALIFORNIA 93065
(800) 293-0780 TOLL FREE

Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, govermnental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Joseph M. Candelario
Officer

First Vice President
Title

March 15, 2006
Date

[PAGE]

                                                     fin_inst_ty
 issr_cde    dl_id             fin_inst_nme            p_desc
ABFC       2005-HE1     Countrywide Home Loans Inc.   Servicer
ABSC       2005-HE3     Countrywide Home Loans Inc.   Servicer
ABSC       2005-HE5     Countrywide Home Loans Inc.   Servicer
ACE        2005-HE4     Countrywide Home Loans Inc.   Servicer
ACE        2005-HE7     Countrywide Home Loans Inc.   Servicer
ARMT       2005-10      Countrywide Home Loans Inc.   Servicer
ARMT       2005-11      Countrywide Home Loans Inc.   Servicer
ARMT       2005-12      Countrywide Home Loans Inc.   Servicer
ARMT       2005-4       Countrywide Home Loans Inc.   Servicer
ARMT       2005-5       Countrywide Home Loans Inc.   Servicer
ARMT       2005-6A      Countrywide Home Loans Inc.   Servicer
ARMT       2005-7       Countrywide Home Loans Inc.   Servicer
ARMT       2005-8       Countrywide Home Loans Inc.   Servicer
BAF        2005-1       Countrywide Home Loans Inc.   Servicer
BAF        2005-A       Countrywide Home Loans Inc.   Servicer
BAF        2005-E       Countrywide Home Loans Inc.   Servicer
BAF        2005-F       Countrywide Home Loans Inc.   Servicer
BAF        2005-H       Countrywide Home Loans Inc.   Servicer
BSL        2005-10      Countrywide Home Loans Inc.   Servicer
BSL        2005-2       Countrywide Home Loans Inc.   Servicer
BSL        2005-4       Countrywide Home Loans Inc.   Servicer
BSL        2005-5       Countrywide Home Loans Inc.   Servicer
BSL        2005-7       Countrywide Home Loans Inc.   Servicer
BSL        2005-9       Countrywide Home Loans Inc.   Servicer
BST        2005-1       Countrywide Home Loans Inc.   Servicer
BST        2005-12      Countrywide Home Loans Inc.   Servicer
BST        2005-3       Countrywide Home Loans Inc.   Servicer
BST        2005-4       Countrywide Home Loans Inc.   Servicer
BST        2005-6       Countrywide Home Loans Inc.   Servicer
BST        2005-7       Countrywide Home Loans Inc.   Servicer
CSF        2005-1       Countrywide Home Loans Inc.   Servicer
CSF        2005-10      Countrywide Home Loans Inc.   Servicer
CSF        2005-11      Countrywide Home Loans Inc.   Servicer
CSF        2005-12      Countrywide Home Loans Inc.   Servicer
CSF        2005-2       Countrywide Home Loans Inc.   Servicer
CSF        2005-3       Countrywide Home Loans Inc.   Servicer
CSF        2005-4       Countrywide Home Loans Inc.   Servicer
CSF        2005-5       Countrywide Home Loans Inc.   Servicer
CSF        2005-6       Countrywide Home Loans Inc.   Servicer
CSF        2005-7       Countrywide Home Loans Inc.   Servicer
CSF        2005-8       Countrywide Home Loans Inc.   Servicer
CSF        2005-9       Countrywide Home Loans Inc.   Servicer
DAL        2005-AR2     Countrywide Home Loans Inc.   Servicer
GSA        2005-12      Countrywide Home Loans Inc.   Servicer
GSA        2005-15      Countrywide Home Loans Inc.   Servicer
GSA        2005-6       Countrywide Home Loans Inc.   Servicer
GSA        2005-7       Countrywide Home Loans Inc.   Servicer

[PAGE]

GSA        2005-9       Countrywide Home Loans Inc.   Servicer
GSP        2005-9F      Countrywide Home Loans Inc.   Servicer
GSP        2005-AR1     Countrywide Home Loans Inc.   Servicer
GSP        2005-AR2     Countrywide Home Loans Inc.   Servicer
GSP        2005-AR3     Countrywide Home Loans Inc.   Servicer
GSP        2005-AR4     Countrywide Home Loans Inc.   Servicer
GSP        2005-AR5     Countrywide Home Loans Inc.   Servicer
GSP        2005-AR7     Countrywide Home Loans Inc.   Servicer
HBV        2005-14      Countrywide Home Loans Inc.   Servicer
HBV        2005-4       Countrywide Home Loans Inc.   Servicer
HBV        2005-7       Countrywide Home Loans Inc.   Servicer
JPMMT      2005-A2      Countrywide Home Loans Inc.   Servicer
JPMMT      2005-A3      Countrywide Home Loans Inc.   Servicer
JPMMT      2005-A6      Countrywide Home Loans Inc.   Servicer
JPMMT      2005-S2      Countrywide Home Loans Inc.   Servicer
JPMMT      2005-S3      Countrywide Home Loans Inc.   Servicer
LMC        2005-1       Countrywide Home Loans Inc.   Servicer
MABS       2005-AB1     Countrywide Home Loans Inc.   Servicer
MAL        2005-1       Countrywide Home Loans Inc.   Servicer
MAL        2005-2       Countrywide Home Loans Inc.   Servicer
MAL        2005-3       Countrywide Home Loans Inc.   Servicer
MAL        2005-5       Countrywide Home Loans Inc.   Servicer
MAL        2005-6       Countrywide Home Loans Inc.   Servicer
MARM       2005-2       Countrywide Home Loans Inc.   Servicer
MARM       2005-6       Countrywide Home Loans Inc.   Servicer
MARM       2005-7       Countrywide Home Loans Inc.   Servicer
MARM       2005-8       Countrywide Home Loans Inc.   Servicer
MLM        2005-A01     Countrywide Home Loans Inc.   Servicer
MLM        2005-A04     Countrywide Home Loans Inc.   Servicer
MLM        2005-A07     Countrywide Home Loans Inc.   Servicer
MLM        2005-A09     Countrywide Home Loans Inc.   Servicer
MLM        2005-Al0     Countrywide Home Loans Inc.   Servicer
MSI        2005-HE3     Countrywide Home Loans Inc.   Servicer
MSI        2005-HE4     Countrywide Home Loans Inc.   Servicer
MSI        2005-HE5     Countrywide Home Loans Inc.   Servicer
MSI        2005-WM2     Countrywide Home Loans Inc.   Servicer
MSI        2005-WM3     Countrywide Home Loans Inc.   Servicer
MSI        2005-WM4     Countrywide Home Loans Inc.   Servicer
MSI        2005-WM5     Countrywide Home Loans Inc.   Servicer
MSI        2005-WM6     Countrywide Home Loans Inc.   Servicer
MSML       2005-5AR     Countrywide Home Loans Inc.   Servicer
MSML       2005-6AR     Countrywide Home Loans Inc.   Servicer
MSSTR      2005-1       Countrywide Home Loans Inc.   Servicer
MSSTR      2005-2       Countrywide Home Loans Inc.   Servicer
NHEL       2005-FM1     Countrywide Home Loans Inc.   Servicer
NHEL       2005-HE1     Countrywide Home Loans Inc.   Servicer
PPS        2005-WC2     Countrywide Home Loans Inc.   Servicer
PPS        2005-WC3     Countrywide Home Loans Inc.   Servicer
PPS        2005-WW1     Countrywide Home Loans Inc.   Servicer

[PAGE]

PRM        2005-4       Countrywide Home Loans Inc.   Servicer
SABR       2005-FR3     Countrywide Home Loans Inc.   Servicer
SABR       2005-FR4     Countrywide Home Loans Inc.   Servicer
SABR       2005-FR5     Countrywide Home Loans Inc.   Servicer
SABR       2005-HEl     Countrywide Home Loans Inc.   Servicer
SAIL       2005-1       Countrywide Home Loans Inc.   Servicer
SAM        2005-AR2     Countrywide Home Loans Inc.   Servicer
SAM        2005-AR4     Countrywide Home Loans Inc.   Servicer
SAM        2005-AR6     Countrywide Home Loans Inc.   Servicer
SAM        2005-AR8     Countrywide Home Loans Inc.   Servicer
SARM       2005-1       Countrywide Home Loans Inc.   Servicer
SARM       2005-12      Countrywide Home Loans Inc.   Servicer
SARM       2005-14      Countrywide Home Loans Inc.   Servicer
SARM       2005-15      Countrywide Home Loans Inc.   Servicer
SARM       2005-17      Countrywide Home Loans Inc.   Servicer
SARM       2005-18      Countrywide Home Loans Inc.   Servicer
SARM       2005-20      Countrywide Home Loans Inc.   Servicer
SARM       2005-21      Countrywide Home Loans Inc.   Servicer
SARM       2005-22      Countrywide Home Loans Inc.   Servicer
SARM       2005-23      Countrywide Home Loans Inc.   Servicer
SARM       2005-4       Countrywide Home Loans Inc.   Servicer
SARM       2005-7       Countrywide Home Loans Inc.   Servicer
THB        2005-3       Countrywide Home Loans Inc.   Servicer
THB        2005-4       Countrywide Home Loans Inc.   Servicer





  EX-99.3 (c)
(logo) 5/3
Fifth Third Bank

Central Operations

Wells Fargo Bank, N.A.
Attention: Master Servicing
9062 Old Annapolis Road
Columbia, MD 21045

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

 (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers knowledge, the servicer has fulfilled all of it's duties, responsibilities or obligations under these agreements throughout such year, or if there has been a default or failure of the servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

 (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

 (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

 (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

 (E) All real estate taxes, governmental assessments and any other expense accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, N.A.;

 (F) All Custodial Accounts have been reconciled and are properly funded; and

 (G) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Noman Holmes
Officer

Assistant Vice President
Title

February 27, 2006
Date


 Integrity * Customer Focus * Teamwork * Execution * Shareholder Value
 * Diversity * Community Involvement * Adaptability





  EX-99.3 (d)
ANNUAL SERVICING CERTIFICATION


In connection with the loans serviced by First Horizon Home Loans (formerly FT Mortgage Companies) during the fiscal year December 31, 2005, we confirm the following to be materially correct and accurate to the best of our knowledge, information and belief:

 1. Real estate taxes, special assessments and any charges that may become a lien upon the property and which come due in the last calendar year have been paid. This also includes the verification with taxing authorities for non-escrowed mortgages.

 2. FHA insurance premiums or private mortgage insurance premiums, if applicable, have been paid and are in full force and effect.

 3. Properties are adequately insured and your interest, as Mortgagee, is properly provided for in the mortgage clause. This includes both flood and hazard insurance.

 4. For those loans being escrowed for the payment of taxes and insurance, sufficient amounts are being collected monthly to provide for payment of future items.

 5. Property inspections have been completed according to the provisions of our servicing agreement, if applicable.

 6. All other provisions of the servicing agreements have been adhered to.

 7. To the extent there exist any exceptions to the foregoing that are deemed to be material in nature, such exception(s) will be recited in an Exhibit attached hereto and accompanied by an explanation thereof. In the event, no
    Exhibit is attached hereto; it is to be presumed that no exceptions of a material nature to the foregoing exist.


By: /s/ Liz Crimmins
    (Signature)

    Liz Crimmins
    (Printed name)

    Manager / Tax Escrow
    (Title)

    3-13-06
    (Date)





  EX-99.3 (e)
(logo)GMAC Mortgage



February 28, 2006



WELLS FARGO BANK
SERVICER OVERSIGHT GROUP
9062 OLD ANNAPOLS ROAD
COLUMBIA, MD 21045



Re: Annual Officers Statement of Compliance
Year Ending 2005
GMACM Investor Agreement # 41525 CSFB 05-12



GMAC Mortgage Corporation ("GMACM") hereby certifies to the best of our knowledge and belief, that for the calendar year 2005:

1. A review of the activities of the Seller/Servicer and of performance according to the Seller/Servicer contract has been made under such Officer's supervision.
2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller/Servicer has fulfilled all its obligations under this Agreement for such year.
3. GMACM is currently an approved FNMA and FHLMC Servicer in good standing.
4. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 6050H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.
5. All hazard, flood, FHA mortgage insurance and primary mortgage insurance premiums, taxes, ground rents, assessments and other lienable items have been paid in connection with the mortgaged properties.
6. All property inspections have been completed as required.
7. Compliance relative to Adjustable Rate Mortgages has been met.
8. Fidelity Bond and Errors and Omissions Insurance coverage is current, in full force and effect.




Servicer: GMAC Mortgage Corporation

By:/s/Michael Kacergis

Name: Michael Kacergis

Title: Manager
Enterprise Risk Management
Enterprise Servicing Group Risk and Compliance


GMAC Mortgage Corporation
500 Enterprise Road
Horsham, PA 19044





  EX-99.3 (f)
PO Box 84013
Columbus GA 31908-4013
Tel. 800.784.5566


(logo) GreenPoint Mortgage


February 27, 2006



Wells Fargo Bank, National Association
Master Servicer
Client Manager CSFB 2005-12
9062 Old Annapolis Road
Columbia, MD 21045

Re: Annual Statement of Compliance for the Servicing Agreement by GreenPoint Mortgage Funding, Inc., as Servicer


Ladies and Gentlemen:


     Pursuant to the Servicing Agreement with respect to the above-referenced offering, the undersigned officer of GreenPoint Mortgage Funding, Inc. (as "Servicer") hereby certifies as to the following (capitalized terms have the meanings used in the Servicing Agreement):

1. A review of the activities of the Servicer and its performance under the Servicing Agreement during the preceding fiscal year since the inception of the trust has been made under the direct supervision of the undersigned officer; and

2. To the best knowledge of the undersigned officer, based on such review, the Servicer has fulfilled all of its material obligations under the Servicing Agreement throughout the applicable period, and there has been no known default in the fulfillment of the Servicer's material obligations throughout such period, except as follows:
     During the year, certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved with 90 calendar days of their original identification. For the month ended December 31, 2005, all custodial bank reconciliations had been completed and reviewed on a timely basis.

Very truly yours,

GREENPOINT MORTGAGE
FUNDING, INC., as Servicer

By:/s/ Michael De Francesco
Name: Michael De Francesco
Title: Senior Vice President
Loan Administration


Aviso Importante Para Las Personas Habla Espanol
Si usted no entiendo el contenido de esta carta por favor obtenga una traduccion immediamente

2300 Brookstone Centre Pkwy Columbus GA 31904 www.greenpointservice.com





  EX-99.3 (g)
(logo) HSBC

Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Michael T. Stilb
Officer

SVP
Title

2/28/06
Date


HSBC Mortgage Corporation (USA)
2929 Walden Avenue, Depew, NY 14043


(logo) EQUAL HOUSING LENDER





  EX-99.3 (h)
(logo)SPS
SELECT
Portfolio
SERVICING, inc.

Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F)  All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Matthew L. Hollingsworth
Matthew L. Hollingsworth
Chief Executive Officer

February 21, 2006



3815 South West Temple * Salt Lake City, Utah 84115 * telephone (801) 293-1881 * web www.selectservicing.com





  EX-99.3 (i)
Wachovia Bank. N.A.
NC4755
1100 Corporate Center Drive
Raleigh, NC 27607

(logo)

Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

WACHOVIA

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, NA.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Richard Z. Grimm
Richard Z. Grimm
Officer

Vice President
Title

2/28/06
Date





  EX-99.3 (j)
OFFICER'S CERTIFICATE
ANNUAL STATEMENT OF COMPLIANCE


Reference is hereby made to CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-01, CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-02. CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-03, CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-04, CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-05, CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-07, CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-08, CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-09, CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-10, CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-12 (the "Securitizations"). Washington Mutual Bank, FA (the "Servicer") services mortgage loans in connection with the Securitization (the "Mortgage Loans") pursuant to the terms of that certain Amended and Restated Servicing Agreement, dated as of August 1, 2002 between Washington Mutual Bank, FA (the "Servicer") and Banc of America Mortgage Capital Corporation and Bank of America, National Association (as from time to time amended or replaced by a reconstituted servicing or other successor servicing agreement, the "Servicing Agreement").

I, Henry J. Berens, an authorized officer of the Servicer, certify for the benefit of the Master Servicer and the Trustee with respect to the calendar year immediately preceding the date of this Officer's Certificate (the "Relevant Year"), as follows:

1. A review of the activities of the Servicer during the Relevant Year and of performance under the Servicing Agreement has been made under my supervision;

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout the Relevant Year;

DATED as of March 15, 2006.





/s/Henry J Berens
Name: Henry. J. Berens





  EX-99.3 (k)
(logo) Washington Mutual
       Mortgage Securities Corp.




March 17, 2006



Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045

Attn: Servicer Oversight Group

Dear Master Servicer:

The undersigned Officers certify the following for the 2005 fiscal year:

(i) A review of the activities of the Servicer during the preceding fiscal year and of the Servicer's performance of the Servicer under the terms of the Servicing Agreement with respect to such Loans has been made under the supervision of the officer who signed such Officer's Certificate;
(ii) To the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, such Officer's Certificate shall specify each such default known to such signer and the nature and status thereof and what action the Servicer proposes to take with respect thereto.


Certified by:

/s/ Barbara A. Campbell
Barbara A. Campbell
First Vice President

/s/ Vanessa Danner
Vanessa Danner
Vice President





75 North Fairway Drive
Vernon Hills, IL 60061
(logo) EQUAL HOUSING
       LENDER





  EX-99.3 (l)
(logo) WELLS  HOME
       FARGO  MORTGAGE


Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001


February 24, 2006


Re: 2005 Annual Certification

We hereby certify to the best of our knowledge and belief that for the calendar year of 2005:

  1. All real estate taxes, bonds assessments and other lienable items have been paid.

  2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

  3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

  4. We have made all property inspections as required.

  5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

  6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.

Sincerely,

/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Home Mortgage


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.





  EX-99.4

           No distributions to Certificateholders were made during the fiscal period covered by this report.